Form 10-Q
period 1996-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1996-08-14
CIK 938322

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1996

                                          or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


  For the transition period from _________________ to ____________________.



                          Commission File Number:   33-89476


                         COMMONWEALTH INCOME & GROWTH FUND II
                (Exact name of registrant as specified in its charter)


                 PENNSYLVANIA                            23-2795120
      (State or other jurisdiction of         (I.R.S. Employer indentification
       incorporation or organization)                     No.)


                              1160 West Swedesford Road
                             Berwyn, Pennsylvania  19312
            (Address, including zip code, of principal executive offices)

                                    (610) 647-6800
                 (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES   [ x ]                  NO   [     ]

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                         COMMONWEALTH INCOME & GROWTH FUND II

                                    BALANCE SHEETS

                                                              (AUDITED)
                                             JUNE 30,        DECEMBER 31,
                                              1996              1995

                                      ------------------------------------
ASSETS
Cash and cash equivalents              $     1,186,075       $     251,776
Lease income receivable                         66,521              47,119
Other receivables and deposits                   5,784               9,576

                                      ------------------------------------
                                             1,258,380             308,471

Computer equipment, at cost                  3,961,860           2,998,297
Accumulated depreciation                      (511,028)            (95,827)
                                      -------------------------------------
                                             3,450,832           2,902,470

Organization costs and deferred
  expenses, net of accumulated
  amortization of $47,016 for 1996
  and $12,130 for 1995.                        229,830             162,466
                                       ------------------------------------
Total assets                           $     4,939,042       $   3,373,407
                                       ------------------------------------
                                       ------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                       $        20,832       $      30,999
Accounts payable - Commonwealth
  Capital Corp.                                      -             148,141
Unearned lease income                           64,083              37,746
                                      ------------------------------------

Total liabilities                               84,915             216,886

Partners' capital:
   General partner                               1,000               1,000
   Limited partners                          4,853,127           3,155,521
                                      ------------------------------------

Total partners' capital                $     4,854,127       $   3,156,521


Total liabilities and
  partners' capital                    $     4,939,042       $   3,373,407
                                      ------------------------------------
                                      ------------------------------------

SEE ACCOMPANYING NOTES.

                         COMMONWEALTH INCOME & GROWTH FUND II


                               STATEMENTS OF OPERATIONS


                                           THREE MONTHS        SIX MONTHS
                                              ENDED               ENDED
                                          JUNE 30, 1996      JUNE 30, 1996

INCOME:
  Lease                                 $      240,025      $      445,596
  Interest                                      15,136              23,900

                                      ------------------------------------

                                               255,161             469,496

EXPENSES:
  Operating, excluding
   depreciation                                  6,837              13,036
  Equipment management fee -
   General Partner                              12,001              22,280
  Depreciation                                 219,826             415,200
  Amortization of organization
   costs and deferred expenses                  17,782              34,887
                                      ------------------------------------

                                               256,446             485,403
                                      ------------------------------------

Net loss                                $       (1,285)     $      (15,907)
                                      ------------------------------------
                                      ------------------------------------

Net loss per equivalent limited
   partnership unit                     $        (0.00)     $        (0.06)
                                      ------------------------------------
                                      ------------------------------------

Weighted average number of
   equivalent limited partnership
   units outstanding during the
   periods                                     276,102             247,295
                                      ------------------------------------
                                      ------------------------------------

SEE ACCOMPANYING NOTES.

                         COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENT OF PARTNERS' CAPITAL



                                GENERAL        LIMITED
                                PARTNER        PARTNER          TOTAL
                           ------------------------------------------
Partners' capital -
    December 31, 1995      $      1,000   $  3,155,521   $  3,156,521
Contributions                         -      1,339,180      1,339,180
Offering costs                        -       (155,233)      (155,233)
Net income (loss)                 1,097        (15,719)       (14,622)
Distributions                    (1,097)      (108,647)      (109,744)
                            ------------------------------------------
  Partners' capital -
    March 31, 1996                1,000      4,215,102      4,216,102
Contributions                         -        873,660        873,660
Offering costs                        -        (95,666)       (95,666)
Net income (loss)                 1,387         (2,672)        (1,285)
Distributions                    (1,387)      (137,297)      (138,684)
                            ------------------------------------------
  Partners' capital -
    June 30, 1996          $      1,000   $  4,853,127   $  4,854,127
                           ------------------------------------------
                           ------------------------------------------

SEE ACCOMPANYING NOTES.

                         COMMONWEALTH INCOME & GROWTH FUND II

                               STATEMENTS OF CASH FLOWS

              For the Six Months Ended June 30, 1996 and for the period
                January 13, 1995 (date of inception) to June 30, 1995



                                                1996              1995
                                    ----------------------------------
OPERATING ACTIVITIES
Net loss                                $      (15,907)      $       -
Adjustments to reconcile net
  loss to net cash provided
  by operating activities:
     Depreciation and amortization             450,087             -
     Changes in operating assets
        and liabilities:
       Lease income receivables                (19,402)            -
       Interest and other receivables            3,792             -
       Accounts payable                        (10,329)            -
     Unearned lease income                      26,337             -
                                     ----------------------------------
Net cash provided by operating
  activities                                   434,578             -

INVESTING ACTIVITIES
Capital expenditures                          (963,562)            -
Payment of accounts payable -
  Commonwealth Capital Corp                   (147,979)            -
Equipment acquisition fees paid
  to the General Partner                       (74,388)            -
                                     ----------------------------------
Net cash used in investing activities       (1,185,929)            -

FINANCING ACTIVITIES
Partners' contributions                      2,212,840             1,500
Offering costs                                (250,899)            -
Offering costs paid to the General
  Partner                                      (27,863)            -
Distributions to Partners                     (248,428)            -

Net cash provided by financing        ----------------------------------
  activities                                 1,685,650             1,500
                                      ----------------------------------
Net increase in cash and cash
  equivalents                                  934,299             1,500
Cash and cash equivalents at
 begining of year                              251,776               -
Cash and cash equivalents at          ----------------------------------
  end of period                         $    1,186,075       $     1,500
                                      ----------------------------------
                                      ----------------------------------

                         Commonwealth Income & Growth Fund II

                            Notes to Financial Statements

                                    June 30, 1996


BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

SUBSEQUENT EVENT

On July 2, 1996, and August 2, 1996, subscriptions from investors totaling $358,780 and $219,280, respectively, were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $303,583 and $185,545, respectively.

RECLASSIFICATION

Certain balances in the prior period financial statements have been reclassified to conform with the current period presentation.

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995. On that date, subscribers for 126,118 Units were admitted as Limited Partners of the Partnership. Through June 30, 1996, subscribers owning an additional 168,471 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the six months ended June 30, 1996 and for the period ended June 30, 1995, were from Partners' contributions of $2,213,000 and $2,000, respectively, and cash from operations for the quarter ended June 30, 1996 of $435,000. The primary uses of cash for the six months ended June 30, 1996 were for capital expenditures for new equipment totaling $964,000, the payment of offering costs of $279,000, the payment of preferred distributions to partners of $248,000, the payment of accounts payable of $148,000 to Com Cap Corp. for the purchase of Equipment, and the payment of acquisition fees of $74,000.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1996 and December 31, 1995 the Partnership had approximately $1,186,000 and $252,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1996, the Partnership had future minimum rentals on noncancellable operating leases of $524,000 for the year ending December 31, 1996 and $1,986,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Partnership recognized income of $255,000 and expenses of $256,000, resulting in a net loss of $1,000.

For the quarter ended March 31, 1996, the Partnership expended approximately $964,000 in cash to acquire three leases, which generated approximately $53,000 in revenue.

Interest income for the quarter ended June 30, 1996 of $15,000 is the result of capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases.

Operating expenses, excluding depreciation, for the quarter ended June 30, 1996 of $7,000, primarily consist of accounting, legal, and outside service fees.

The equipment management fee for the quarter ended June 30, 1996 of $12,000, is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases.

Depreciation and amortization expenses for the quarter ended June 30, 1996 of $237,000 consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees.

                         Commonwealth Income & Growth Fund II


PART II:   OTHER INFORMATION

     Item 1.        LEGAL PROCEEDINGS.

                    Inapplicable

     Item 2.        CHANGES IN SECURITIES.

                    Inapplicable

     Item 3.        DEFAULTS UPON SENIOR SECURITIES.

                    Inapplicable

     Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                    Inapplicable

     Item 5.        OTHER INFORMATION.

                    Inapplicable

     Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.

                    a)   Exhibits:   None

                    b)   Report on Form 8-K:   None

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   COMMONWEALTH INCOME & GROWTH FUND II
                                    BY: COMMONWEALTH INCOME & GROWTH
                                         FUND, INC. General Partner




_________________                  By:_______________________
Date                               David A. Kintzer, CPA
                                   Chief Financial Officer