Form 10-Q
period 1996-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1996-11-13
CIK 938322

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996

                                          or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to                .
                                      ---------------   ---------------

                      Commission File Number:   33-89476

                     COMMONWEALTH INCOME & GROWTH FUND II
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                 23-2795120
(State or other jurisdiction of           (I.R.S. Employer indentification No.)
incorporation or organization)

                          1160 West Swedesford Road
                         Berwyn, Pennsylvania  19312
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

                               YES /X/    NO / /

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     COMMONWEALTH INCOME & GROWTH FUND II

                                BALANCE SHEETS

                                                                            (AUDITED)
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                              1996             1995
                                                           ----------------------------
ASSETS
Cash and cash equivalents                                  $1,881,689       $  251,776
Lease income receivable                                        88,428           47,119
Other receivables and deposits                                 10,377            9,576

Computer equipment, at cost                                 4,780,075        2,998,297
Accumulated depreciation                                     (794,781)         (95,827)
                                                           ---------------------------
                                                            3,985,294        2,902,470
Organization costs and deferred expenses, net of
   accumulated amortization of $69,889
   in 1996 and $12,130 in 1995                                262,764          162,466
                                                           ---------------------------
Total assets                                               $6,228,552       $3,373,407
                                                           ---------------------------
                                                           ---------------------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                           $   51,186       $   30,999
Accounts payable - General Partner                             17,092                -
Accounts payable - Commonwealth Capital Corp.                       -          148,141
Unearned lease income                                          74,743           37,746
Computer equipment payable                                    256,422                -
                                                           ---------------------------
Total liabilities                                             399,443          216,886

Partners' capital:
   General partner                                              1,000            1,000
   Limited partners                                         5,828,109        3,155,521
                                                           ---------------------------
Total partners' capital                                     5,829,109        3,156,521
                                                           ---------------------------
Total liabilities and partners' capital                    $6,228,552       $3,373,407
                                                           ---------------------------
                                                           ---------------------------

SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF OPERATIONS

                                                                                                     FOR THE PERIOD
                                                                                                   SEPTEMBER 22, 1995
                                                          THREE MONTHS ENDED    NINE MONTHS ENDED   (COMMENCEMENT OF
                                                             SEPTEMBER 30,        SEPTEMBER 30,      OPERATIONS) TO
                                                           1996         1995          1996         SEPTEMBER 30, 1995
                                                           ----         ----          ----         ------------------
INCOME:
   Lease                                                 $325,441     $  2,793      $771,037            $  2,793
   Interest and other                                      22,662            -        46,562                   -
                                                         --------------------------------------------------------
                                                          348,103        2,793       817,599               2,793
EXPENSES:
   Operating, excluding depreciation                        2,057          100        15,093                 100
   Equipment management fee - General Partner              16,272            -        38,552                   -
   Depreciation                                           283,753            -       698,953                   -
   Amortization of organization costs and
      deferred expenses                                    22,872        1,301        57,759               1,301
                                                         --------------------------------------------------------
                                                          324,954        1,401       810,357               1,401
                                                         --------------------------------------------------------
Net income                                               $ 23,149     $  1,392      $  7,242            $  1,392
                                                         --------------------------------------------------------
                                                         --------------------------------------------------------
Net income per equivalent limited
    partnership unit                                     $   0.07     $   0.01      $   0.03            $   0.01
                                                         --------------------------------------------------------
                                                         --------------------------------------------------------
Weighted average number of equivalent limited
   partnership units outstanding during the period        326,478      126,118       273,882             126,118
                                                         --------------------------------------------------------
                                                         --------------------------------------------------------

SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                         STATEMENT OF PARTNERS' CAPITAL

                                             GENERAL      LIMITED
                                             PARTNER     PARTNERS'       TOTAL
                                            -------------------------------------
Partners' capital - December 31, 1995        $ 1,000    $3,155,521    $3,156,521
   Contributions                                   -     1,339,180     1,339,180
   Offering costs                                  -      (155,233)     (155,233)
   Net income (loss)                           1,097       (15,719)      (14,622)
   Distributions                              (1,097)     (108,647)     (109,744)
                                            ------------------------------------
Partners' capital - March 31, 1996             1,000     4,215,102     4,216,102
   Contributions                                           873,660       873,660
   Offering costs                                  -       (95,666)      (95,666)
   Net income                                  1,387        (2,672)       (1,285)
   Distributions                              (1,387)     (137,297)     (138,684)
                                            ------------------------------------
Partners' capital - June 30, 1996              1,000     4,853,127     4,854,127
   Contributions                                         1,255,420     1,255,420
   Offering costs                                  -      (137,799)     (137,799)
   Net income (loss)                           1,658        21,491        23,149
   Distributions                              (1,658)     (164,130)     (165,788)
                                            ------------------------------------
Partners' capital - September 30, 1996       $ 1,000    $5,828,109    $5,829,109
                                            ------------------------------------
                                            ------------------------------------

SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF CASH FLOWS

         For the nine months ended September 30, 1996 and for the period September 22, 1995 (commencement of operations) to September 30, 1995

                                                                1996           1995
                                                           ----------------------------
OPERATING ACTIVITIES
Net income                                                 $     7,242     $    1,392
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                            756,713          1,301
      Other noncash activities included in the
        determination of net income                             (4,290)             -
      Changes in operating assets and liabilities:
        Lease income receivable                                (41,309)        (2,793)
        Other receivables                                         (801)             -
        Accounts payable                                        20,187              -
        Accounts payable - General Partner                      17,092              -
        Equipment payable                                       (7,076)             -
        Unearned lease income                                   36,997              -
                                                           ----------------------------
Net cash provided by (used in) operating activities            784,755           (100)

INVESTING ACTIVITIES
Capital expenditures                                        (1,513,990)             -
Payment of computer equipment payable                         (148,141)             -
Increase in organization costs and
   deferred expenses                                          (158,057)      (120,557)
                                                           ----------------------------
Net cash used in investing activities                       (1,820,188)      (120,557)

FINANCING ACTIVITIES
Partners' contributions                                      3,468,260      2,540,380
Offering costs                                                (388,698)      (293,657)
Distributions to partners                                     (414,216)             -
                                                           ----------------------------
Net cash provided by financing activities                    2,665,346      2,246,723
                                                           ----------------------------
Net increase in cash and cash equivalents                    1,629,913      2,126,066
Cash and cash equivalents at beginning of period               251,776              -
                                                           ----------------------------
Cash and cash equivalents at end of period                 $ 1,881,689     $2,126,066
                                                           ----------------------------
                                                           ----------------------------

SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                         Notes to Financial Statements

                              September 30, 1996

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

SUBSEQUENT EVENT

On October 7, 1996 and November 5, 1996 subscriptions from investors totaling $203,060 and $359,740, respectively, were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $171,820 and $304,395, respectively.

RECLASSIFICATION

Certain balances in the prior period financial statements have been reclassified to conform with the current period presentation.

                      Commonwealth Income & Growth Fund II


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995. On that date, subscribers for 126,118 Units were admitted as Limited Partners of the Partnership. Through September 30, 1996, subscribers owning an additional 231,242 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the nine months ended September 30, 1996 and for the period ended September 30, 1996, were from Partners' contributions of $3,468,000 and $2,540,000, respectively, and cash from operations for the quarter ended September 30, 1996 of $785,000. The primary uses of cash for the nine months ended September 30, 1996 were for capital expenditures for new equipment totaling $1,514,000, the payment of offering costs of $389,000, the payment of preferred distributions to partners of $414,000, the payment of accounts payable of $148,000 to Com Cap Corp. for the purchase of Equipment, and the payment of acquisition fees of $158,000.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1996 and December 31, 1995 the Partnership had approximately $1,882,000 and $252,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1996, the Partnership had future minimum rentals on noncancellable operating leases of $353,000 for the year ending December 31, 1996 and $2,772,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, the Partnership recognized income of $348,000 and expenses of $325,000, resulting in net income of $23,000.

For the nine months ended September 30, 1996, the Partnership expended approximately $1,514,000 in cash to acquire six leases, which generated approximately $150,000 in revenue.

Interest income for the quarter ended September 30, 1996 of $23,000 is the result of capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases.

                      Commonwealth Income & Growth Fund II

Operating expenses, excluding depreciation, for the quarter ended September 30, 1996 of $2,000, primarily consist of accounting, legal, and outside service fees.

The equipment management fee for the quarter ended September 30, 1996 of $16,000, is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases.

Depreciation and amortization expenses for the quarter ended September 30, 1996 of $307,000 consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees.

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

                         COMMONWEALTH INCOME & GROWTH FUND II
                           BY: COMMONWEALTH INCOME & GROWTH
                                   FUND, INC. General Partner


-------------            By:
Date                        ----------------------------
                             David A. Kintzer, CPA
                             Chief Financial Officer