Form 10-Q/A
period 1997-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 1997-05-09
CIK 938322

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1997

                                          or

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

                      COMMONWEALTH INCOME & GROWTH FUND II

                                 BALANCE SHEETS

                                                                                  (AUDITED)
                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
Assets
Cash and cash equivalents........................................  $  2,825,558   $2,552,352
Lease income receivable..........................................        90,778       80,014
Interest and other receivables...................................        35,377       19,551
                                                                   ------------  ------------
                                                                      2,951,713    2,651,917
Computer equipment, at cost......................................     5,257,541    4,780,075
Accumulated depreciation.........................................    (1,412,185)  (1,093,535)
                                                                   ------------  ------------
                                                                      3,845,356    3,686,540
Organization costs and deferred expenses, net of
  accumulated amortization of $125,878 for 1997
  and $96,375 for 1996...........................................       280,044      276,197
                                                                   ------------  ------------
Total assets.....................................................  $  7,077,113   $6,614,654
                                                                   ------------  ------------
                                                                   ------------  ------------
Liabilities and partners' capital
Accounts payable.................................................  $     62,832   $   92,954
Unearned lease income............................................        89,780       89,780
                                                                   ------------  ------------
Total liabilities................................................       152,612      182,734
                                                                   ------------  ------------
Partners' capital:
General partner..................................................         1,000        1,000
Limited partners.................................................     6,923,501    6,430,920
                                                                   ------------  ------------
Total partners' capital..........................................     6,924,501    6,431,920
                                                                   ------------  ------------
Total liabilities and partners' capital..........................  $  7,077,113   $6,614,654
                                                                   ------------  ------------
                                                                   ------------  ------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND II
                            STATEMENTS OF OPERATION

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Income:
  Lease...............................................................  $  367,955  $  205,571
  Interest............................................................      36,955       8,764
                                                                        ----------  ----------
                                                                           404,910     214,335
Expenses:
  Operating, excluding depreciation...................................       2,318       6,199
  Equipment management fee--General Partner...........................      18,398      10,279
  Depreciation........................................................     318,649     195,374
  Amortization of organization costs and deferred
    expenses..........................................................      29,502      17,105
                                                                        ----------  ----------
                                                                           368,867     228,957
                                                                        ----------  ----------
Net income (loss).....................................................  $   36,043  $  (14,622)
                                                                        ----------  ----------


Net Income (loss) per equivalent limited partnership unit.............  $     0.08  $    (0.07)
                                                                        ----------  ----------
                                                                        ----------  ----------


Weighted average number of equivalent limited
 partnership units outstanding during the period......................     427,906     218,438
                                                                        ----------  ----------
                                                                        ----------  ----------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND II
                         STATEMENT OF PARTNERS' CAPITAL

                                                                                GENERAL      LIMITED
                                                                                PARTNER      PARTNERS       TOTAL
                                                                              -----------  ------------  ------------
Contributions--September 22, 1995
 through December 31, 1995..................................................   $   1,000   $  3,677,960  $  3,678,960
Offering costs..............................................................      --           (425,732)     (425,732)
Net income..................................................................         846        (12,911)      (12,065)
Distributions...............................................................        (846)       (83,796)      (84,642)
                                                                              -----------  ------------  ------------

Partners' capital--December 31, 1995........................................       1,000      3,155,521     3,156,521
Contributions--through December 31, 1996....................................      --          4,371,440     4,371,440
Offering costs..............................................................      --           (487,266)     (487,266)
Net income (loss)...........................................................       6,080         (6,810)         (730)
Distributions...............................................................      (6,080)      (601,965)     (608,045)
                                                                              -----------  ------------  ------------

Partners' capital--December 31, 1996........................................       1,000      6,430,920     6,431,920
Contributions...............................................................      --            752,040       752,040
Offering costs..............................................................      --            (82,348)      (82,348)
Net income (loss)...........................................................       2,132         33,911        36,043
Distributions...............................................................      (2,132)      (211,022)     (213,154)
                                                                              -----------  ------------  ------------


Partners' capital--March 31, 1997...........................................   $   1,000   $  6,923,501  $  6,924,501
                                                                              -----------  ------------  ------------
                                                                              -----------  ------------  ------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND II
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        1997          1996
                                                                    ------------  ------------
Operating activities
Net income (loss).................................................  $     36,043  $    (14,622)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization...................................       348,151       212,479
  Changes in operating assets and liabilities:
    Lease income receivables......................................       (10,764)      (12,981)
    Interst and other receivables.................................       (15,826)       (3,906)
    Accounts payable..............................................       (30,122)          104
                                                                    ------------  ------------
Net cash provided by operating activities.........................       327,482       188,886

Investing activities
Capital expenditures..............................................      (477,465)     (383,553)
Payment of accounts payable--Commonwealth Capital Corp............       --           (147,979)
Equipment acquisition fees paid to the General Partner............       (33,349)      (44,819)
                                                                    ------------  ------------
Net cash used in investing activities.............................      (510,814)     (576,351)

Financing activities
Limited partners' contributions...................................       752,040     1,339,180
Offering costs....................................................       (59,787)0     (155,233)
Offering costs paid to the General Partner........................       (22,561)      (18,689)
Distributions to Partners.........................................      (213,154)     (109,744)
                                                                    ------------  ------------
Net cash provided by financing activities.........................       456,538     1,055,514
                                                                    ------------  ------------

Net increase in cash and cash equivalents.........................       273,206       668,049
Cash and cash equivalents at begining of year.....................     2,552,352       251,776
                                                                    ------------  ------------
Cash and cash equivalents at end of period........................  $  2,825,558  $    919,825
                                                                    ------------  ------------
                                                                    ------------  ------------

See accompanying notes.

                         Commonwealth Income & Growth Fund II

                            Notes to Financial Statements

                                    March 31, 1997



Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Net Loss per Equivalent Limited Partnership Unit

The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Subsequent Event

On April 14, 1997, subscriptions from investors totaling $180,840 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $159,139.

                         Commonwealth Income & Growth Fund II


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995. On that date, subscribers for 126,118 Units were admitted as Limited Partners of the Partnership. Through March 31, 1997, subscribers owning an additional 314,003 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the three months ended March 31, 1997 and 1996, were from Partners' contributions of $752,000 and $1,339,000, respectively, and cash from operations for the quarter ended March 31, 1997 and 1996 of $327,000 and $189,000, respectively. The primary uses of cash for the three months ended March 31, 1997 and 1996 were for capital expenditures for new equipment totaling $477,000 and $384,000, respectively, the payment of offering costs of $82,000 and $174,000, respectively, the payment of preferred distributions to partners of $213,000 and $110,000, respectively, and the payment of acquisition fees of $33,000 and $45,000, respectively. For the quarter ended March 31, 1996, the Partnership made a payment of accounts payable of $148,000 to Com Cap Corp. for the purchase of Equipment.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1997 and December 31, 1996 the Partnership had approximately $2,826,000 and $2,552,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $1,240,000 for the year ending December 31, 1997 and $2,040,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

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

Results of Operations

For the quarter ended March 31, 1997, the Partnership recognized income of $405,000 and expenses of $369,000, resulting in net income of $36,000.

Lease income increased by 79% from $206,000 for the quarter ended March 31, 1996 to $368,000 for the quarter ended March 31, 1997, primarily due to utilizing cash available from Partners' contributions for the purchase of
Equipment, which in turn generated more lease income.   During the three
months ended March 31, 1997, the Partnership expended $477,000 in cash to acquire one lease, which generated approximately $15,000 in revenue.

Interest income increased 311% from $9,000 for the quarter ended March 31, 1996 to $37,000 for the quarter ended March 31, 1997, is the result of capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases.

 The equipment management is equal to 5% of the gross lease revenue
attributable to equipment which is subject to operating leases.   The
equipment management fee increased 80% from approximately $10,000 for the quarter ended March 31, 1996, to $18,000 for the quarter ended March 31, 1997, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition
fees.   The expenses increased 76% from approximately $17,000 for the quarter ended March 31, 1996, to $30,000 for the quarter ended March 31, 1997 is attributable to the purchase of approximately $1,876,000 in additional equipment.

For the three month period ended March 31, 1997, the Partnership generated cash flows from operating activities of $327,000, which includes net income of $36,000, and depreciation and amortization expenses of $348,000.

For the three month period ended March 31, 1996, the Partnership generated cash flows from operating activities of $189,000, which includes a net loss of $15,000, and depreciation and amortization expenses of $212,000.

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


                       Inapplicable


           Item 3.     Defaults Upon Senior Securities.


                       Inapplicable


           Item 4.     Submission of Matters to a Vote of Securities Holders.


                       Inapplicable


           Item 5.     Other Information.


                       Inapplicable


           Item 6.     Exhibits and Reports on Form 8-K


                       a)  Exhibits:  None


                       b)  Report on Form 8-K:  None