Form 10-Q
period 1997-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1997-08-12
CIK 938322

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


  (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended  June 30, 1997

                                or

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


  For the transition period from         to          .
                                ---------  ----------

                Commission File Number:   33-89476


               COMMONWEALTH INCOME & GROWTH FUND II
      (Exact name of registrant as specified in its charter)


    Pennsylvania                             23-2795120
  (State or other jurisdiction of   (I.R.S. Employer identification No.)
incorporation or organization)


                    1160 West Swedesford Road
                   Berwyn, Pennsylvania  19312
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

                             Commonwealth Income & Growth Fund II

                                      BALANCE SHEETS

                                                                                                      (AUDITED)
                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Assets
Cash and cash equivalents...........................................................  $   2,628,639   $2,552,352
Lease income receivable.............................................................        117,011       80,014
Accounts receivable--General Partner................................................         50,433       --
Other receivables and deposits......................................................         41,010       19,551
                                                                                      -------------  ------------
                                                                                          2,837,093    2,651,917
Computer equipment, at cost.........................................................      9,018,778    4,780,075
Accumulated depreciation............................................................     (1,795,034)  (1,093,535)
                                                                                      -------------  ------------
                                                                                          7,223,744    3,686,540

Organization costs and deferred expenses, net of
 accumulated amortization of $143,921 for 1997
 and $96,375 for 1996...............................................................       341,358       276,197
                                                                                      -------------  ------------
Total assets........................................................................  $  10,402,195   $6,614,654
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities and partners' capital
Accounts payable....................................................................  $      56,183   $   92,954
Unearned lease income...............................................................         94,882       89,780
Payables for computer equipment.....................................................      3,151,332       --
                                                                                      -------------  ------------
Total liabilities...................................................................      3,302,397      182,734

Partners' capital:
  General partner...................................................................          1,000        1,000
  Limited partners..................................................................      7,098,798    6,430,920
                                                                                      -------------  ------------
Total partners' capital.............................................................      7,099,798    6,431,920
                                                                                      -------------  ------------
Total liabilities and partners' capital.............................................  $  10,402,195   $6,614,654
                                                                                      -------------  ------------
                                                                                      -------------  ------------

See accompanying notes.

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Income:
  Lease..........................................................  $  476,392  $  240,025  $  844,347  $  445,596
  Interest & other...............................................      39,484      15,136      76,439      23,900
                                                                   ----------  ----------  ----------  ----------
                                                                      515,876     255,161     920,786     469,496
Expenses:
  Operating, excluding depreciation..............................      13,000       6,837      15,318      13,036
  Equipment management fee--General Partner......................      23,819      12,001      42,217      22,280
  Depreciation...................................................     408,373     219,826     727,022     415,200
  Amortization of organization costs and deferred expenses.......      20,766      17,782      50,268      34,887
  Loss on sale of computer equipment.............................      31,955      --          31,955      --
                                                                   ----------  ----------  ----------  ----------
                                                                      497,913     256,446     866,780     485,403
                                                                   ----------  ----------  ----------  ----------
Net (loss) income................................................  $   17,963  $   (1,285) $   54,006  $  (15,907)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net (loss) income per equivalent limited partnership unit........  $     0.04  $    (0.00) $     0.12  $    (0.06)
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average number of equivalent limited partnership units
  outstanding during the periods.................................     454,824     276,102     441,440     247,295
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

See accompanying notes.

                          COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENT OF PARTNERS' CAPITAL

                                                     GENERAL        LIMITED
                                                     PARTNER        PARTNER         GENERAL        LIMITED
                                                      UNITS          UNITS          PARTNER        PARTNER        TOTAL
                                                 ---------------  ------------  ---------------  ------------  ------------
Partners' capital--December 31, 1995...........        50            183,947          $1,000       3,155,521  $  3,156,521
Contributions..................................        --            218,572             --       4,371,440     4,371,440
Offering costs.................................                                          --        (487,266)     (487,266)
Net income (loss)..............................                                        6,080          (6,810)         (730)
Distributions..................................                                       (6,080)       (601,965)     (608,045)
                                                 ---------------  ------------  ---------------  ------------  ------------
    Partners' capital-December 31, 1996........        50            402,519           1,000       6,430,920     6,431,920

Contributions..................................        --             37,602             --          752,040       752,040
Offering costs.................................                                          --          (82,348)      (82,348)
Net income.....................................                                        2,132          33,911        36,043
Distributions..................................                                       (2,132)       (211,022)     (213,154)
                                                 ---------------  ------------  ---------------  ------------  ------------
    Partners' capital--March 31, 1997..........        50            440,121           1,000       6,923,501     6,924,501

Contributions..................................        --             21,696             --          433,745       433,745
Offering costs.................................                                          --          (47,332)      (47,332)
Net income.....................................                                        2,291          15,672        17,963
Distributions..................................                                       (2,291)       (226,788)     (229,079)
                                                 ---------------  ------------  ---------------  ------------  ------------
    Partners' capital--June 30, 1997...........        50            461,817          $1,000     $ 7,098,798   $ 7,099,798
                                                 ---------------  ------------  ---------------  ------------  ------------
                                                 ---------------  ------------  ---------------  ------------  ------------

See accompanying notes.

                        COMMONWEALTH INCOME & GROWTH FUND II

                              STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                            1997         1996
                                                                                         -----------  -----------
Operating activities
Net (loss) income......................................................................  $    54,006  $   (15,907)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization........................................................      777,290      450,087
  Loss on sale of computer equipment...................................................       31,955        --
  Other non-cash activities included in determination of net (loss) income.............      (77,968)       --
  Changes in operating assets and liabilities:
  Lease income receivables.............................................................      (36,997)     (19,402)
  Interest and other receivables.......................................................      (71,892)       3,792
  Accounts payable.....................................................................      (36,771)     (10,329)
  Accounts payable -- Commonwealth Capital Corp. ......................................         --       (147,979)
  Unearned lease income................................................................        5,102       26,337
  Organization cost paid to the General Partner........................................      (12,451)     (23,235)
                                                                                         -----------  -----------
Net cash provided by operating activities..............................................      632,274      263,364
Investing activities
Capital expenditures...................................................................   (1,077,466)    (963,562)
Net proceeds from sale of computer equipment...........................................       10,585        --
Equipment acquisition fees paid to the General Partner.................................      (79,855)     (74,388)
                                                                                         -----------  -----------
Net cash used in investing activities..................................................   (1,146,736)  (1,037,950)
                                                                                         -----------  -----------
Financing activities
Partners' contributions................................................................    1,185,785    2,212,840
Offering costs.........................................................................     (129,680)    (212,377)
Offering costs paid to the General Partner.............................................      (23,123)     (43,150)
Distributions to Partners..............................................................     (442,233)    (248,428)
                                                                                         -----------  -----------
Net cash provided by financing activities..............................................      590,749    1,708,885
                                                                                         -----------  -----------
Net increase in cash and cash equivalents..............................................       76,287      934,299
Cash and cash equivalents at begining of year..........................................    2,552,352      251,776
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $ 2,628,639  $ 1,186,075
                                                                                         -----------  -----------
                                                                                         -----------  -----------

See accompanying notes.

                  Commonwealth Income & Growth Fund II

                    Notes to Financial Statements

                           June 30, 1997



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

Net (Loss) Income per Equivalent Limited Partnership Unit

The net (loss) income per equivalent limited partnership unit is computed based upon net (loss) income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

                Commonwealth Income & Growth Fund II

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995. On that date, subscribers for 126,118 Units were admitted as Limited Partners of the Partnership. On May 12, 1997, the Partnership terminated its offering of Units with 461,817 ($9,235,185) Units sold.

The Partnership's primary sources of capital for the six months ended June 30, 1997 and 1996, were from Partners' contributions of $1,186,000 and $2,213,000, respectively, and cash from operations for the quarter ended June 30, 1997 and 1996 of $645,000 and $435,000, respectively. The primary uses of cash for the six months ended June 30, 1997 and 1996 were for capital expenditures for new equipment totaling $1,077,000 and $964,000, respectively, the payment of offering costs of $192,000 and $276,000, respectively, the payment of preferred distributions to partners of $442,000 and $248,000, respectively, and the payment of acquisition fees of $53,000 and $74,000, respectively. For the quarter ended June 30, 1996, the Partnership made a payment of accounts payable of $148,000 to Com Cap Corp. for the purchase of Equipment.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1997 and December 31, 1996 the Partnership had approximately $2,629,000 and $2,552,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $1,618,000 for the year ending December 31, 1997 and $5,523,000 , thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

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

Results of Operations

For the quarter ended June 30, 1997, the Partnership recognized income of
$516,000 and expenses of $498,000, resulting in net income of $18,000.   For
the quarter ended March 31, 1997, the Partnership recognized income of $405,000 and expenses of $369,000, resulting in net income of $36,000.

Lease income increased by 98% from $240,000 for the quarter ended June 30, 1996 to $476,000 for the quarter ended June 30, 1997, primarily due to utilizing cash available from Partners' contributions for the purchase of
Equipment, which in turn generated more lease income.   During the six months
ended June 30, 1997, the Partnership expended $1,077,000 and incurred a computer equipment payable of $3,151,000 to acquire five leases, which generated approximately $139,000 in revenue.

Interest income increased 161% from $15,000 for the quarter ended June 30, 1996 to $39,000 for the quarter ended June 30, 1997. This increase is the result of capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases. In addition, the Partnership recognized a loss on sale of computer equipment of $32,000 for the quarter ended June 30, 1997.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The 90% increase from approximately $7,000 for the quarter ended June 30, 1996 to $13,000 for the quarter ended June 30, 1997 is attributable to an increase in outside services fees.

The equipment management fee is equal to 5% of the gross lease revenue
attributable to equipment which is subject to operating leases.   The
equipment management fee increased 98% from approximately $12,000 for the quarter ended June 30, 1996, to $24,000 for the quarter ended June 30, 1997, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition
fees.   The expenses increased 86% from approximately $220,000 for the quarter ended June 30, 1996, to $408,000 for the quarter ended June 30, 1997, which is attributable to the purchase of approximately $4,307,000 in additional equipment.

For the six month period ended June 30, 1997, the Partnership generated cash flow from operating activities of $645,000, which includes net income of $54,000, and depreciation and amortization expenses of $777,000. Other noncash activities included in the determination of net income includes lease income paid to original lessors in lieu of cash payments for computer equipment of $78,000.

For the six month period ended June 30, 1996, the Partnership generated cash flows from operating activities of $435,000, which includes a net loss of $16,000, and depreciation and amortization expenses of $450,000.

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

                    COMMONWEALTH INCOME & GROWTH FUND II
                     BY: COMMONWEALTH INCOME & GROWTH
                         FUND, INC. General Partner



-------------       By:
Date                   -------------------------
                       David A. Kintzer, CPA
                       Chief Financial Officer