Form 10-Q
period 1997-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1997-11-12
CIK 938322

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                     or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________ .

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

                                 YES [X] NO [ ]

    Part I: FINANCIAL INFORMATION
    Item 1: Financial Statements

                     Commonwealth Income & Growth Fund II

                                BALANCE SHEETS

                                                                                                      (AUDITED)
                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Assets
Cash and cash equivalents...........................................................   $   273,980    $2,552,352
Lease income receivable.............................................................        63,608        80,014
Other receivables and deposits......................................................         7,268        19,551
Computer equipment, at cost.........................................................    11,237,487     4,780,075
Accumulated depreciation............................................................    (2,461,639)   (1,093,535)
                                                                                      -------------  ------------
                                                                                         8,775,848     3,686,540
Organization costs and deferred expenses,
  net of accumulated amortization of
  $186,353 in 1997 and $96,375 in 1996..............................................       394,247       276,197
                                                                                      -------------  ------------
Total assets........................................................................   $ 9,514,951    $6,614,654
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities and partners' capital
Accounts payable....................................................................   $    70,813    $   92,954
Accounts payable--General Partner...................................................        82,770        --
Unearned lease income...............................................................       157,926        89,780
Computer equipment payable..........................................................       856,301        --
Notes payable.......................................................................     1,468,098        --
                                                                                      -------------  ------------
Total liabilities...................................................................     2,635,908       182,734

Partners' capital:
 General partner....................................................................         1,000         1,000
 Limited partners...................................................................     6,878,043     6,430,920
                                                                                      -------------  ------------
Total partners' capital.............................................................     6,879,043     6,431,920
                                                                                      -------------  ------------
Total liabilities and partners' capital.............................................   $ 9,514,951    $6,614,654
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                               See accompanying notes.

                        Commonwealth Income & Growth Fund II

                              STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 ----------------------  ------------------------
                                                                    1997        1996         1997         1996
                                                                 ----------  ----------  ------------  ----------
Income:
 Lease.........................................................  $  757,629  $  325,441  $  1,601,976  $  771,037
 Interest and other............................................      12,669      22,662        89,108      46,562
                                                                 ----------  ----------  ------------  ----------
                                                                    770,298     348,103     1,691,084     817,599
Expenses:
 Operating, excluding depreciation.............................         950       2,057        16,268      15,093
 Equipment management fee--General Partner.....................      37,882      16,272        80,099      38,552
 Interest......................................................       9,942      --             9,942      --
 Depreciation..................................................     666,605     283,753     1,393,627     698,953
 Amortization of organization costs and deferred expenses......      42,433      22,872        92,701      57,759
 Loss on sale of computer equipment............................      --          --            31,955      --
                                                                 ----------  ----------  ------------  ----------
                                                                    757,812     324,954     1,624,592     810,357
                                                                 ----------  ----------  ------------  ----------
Net income.....................................................  $   12,486  $   23,149  $     66,492  $    7,242
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------
Net income per equivalent limited partnership unit.............  $     0.03  $     0.07  $       0.15  $     0.03
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------
Weighted average number of equivalent limited partnership units
  outstanding during the period................................     461,817     326,478       448,307     273,882
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------


                                See accompanying notes.

                         Commonwealth Income & Growth Fund II

                            STATEMENT OF PARTNERS' CAPITAL

                                                     GENERAL    LIMITED
                                                     PARTNER    PARTNER     GENERAL      LIMITED
                                                      UNITS      UNITS      PARTNER     PARTNERS'       TOTAL
                                                    ---------  ----------  ----------  ------------  ------------
Partners' capital--December 31, 1995..............         50     183,947  $    1,000  $  3,155,521  $  3,158,521
 Contributions....................................                218,572       --        4,371,440     4,371,440
 Offering costs...................................                              --         (487,266)     (487,266)
 Net income (loss)................................                              6,080        (6,810)         (730)
 Distributions....................................                             (6,080)     (601,965)     (608,045)
                                                    ---------  ----------  ----------  ------------  ------------
Partners' capital--December 31, 1996..............         50     402,519       1,000     6,430,920     6,431,920
 Contributions....................................                 37,602       --          752,040       752,040
 Offering costs...................................                              --          (82,348)      (82,348)
 Net income.......................................                              2,132        33,911        36,043
 Distributions....................................                             (2,132)     (211,022)     (213,154)
                                                    ---------  ----------  ----------  ------------  ------------
Partners' capital--March 31, 1997.................         50     440,121       1,000     6,923,501     6,924,501
 Contributions....................................                 21,696       --          433,745       433,745
 Offering costs...................................                              --          (47,332)      (47,332)
 Net income.......................................                              2,291        15,672        17,963
 Distributions....................................                             (2,291)     (226,788)     (229,079)
                                                    ---------  ----------  ----------  ------------  ------------
Partners' capital--June 30, 1997..................         50     461,817       1,000     7,098,798     7,099,798
 Net income.......................................                              2,332        10,154        12,486
 Distributions....................................                             (2,332)     (230,909)     (233,241)
                                                    ---------  ----------  ----------  ------------  ------------
Partners' capital--September 30, 1997.............         50     461,817       1,000     6,878,043     6,879,043
                                                    ---------  ----------  ----------  ------------  ------------
                                                    ---------  ----------  ----------  ------------  ------------

                               See accompanying notes.

                       Commonwealth Income & Growth Fund II

                             STATEMENTS OF CASH FLOWS

               For the nine months ended September 30, 1997 and 1996

                                                                                            1997         1996
                                                                                         -----------  -----------
Operating activities
Net income.............................................................................  $    66,492  $     7,242
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization.........................................................    1,579,980      756,713
 Loss on sale of computer equipment....................................................       31,955      --
 Other noncash activities included in the determination of net income..................     (217,562)      (4,290)
Changes in operating assets and liabilities:
 Lease income receivable...............................................................       16,406      (41,309)
 Other receivables.....................................................................       12,283         (801)
 Accounts payable......................................................................      (22,754)      20,187
 Accounts payable--General Partner.....................................................       82,770       17,092
 Equipment payable.....................................................................      --            (7,076)
 Unearned lease income.................................................................       68,146       36,997
                                                                                         -----------  -----------
Net cash provided by operating activities..............................................    1,617,716      784,755
Investing activities
Capital expenditures...................................................................   (3,982,900)  (1,513,990)
Payment of computer equipment payable..................................................      --          (148,141)
Net proceeds from sale of computer equipment...........................................       10,584        --
Increase in organization costs and deferred expenses...................................     (106,102)     (41,076)
Equipment acquisition fees paid to the General Partner.................................     (181,669)    (116,981)
                                                                                         -----------  -----------
Net cash used in investing activities..................................................   (4,260,087)  (1,820,188)

Financing activities
Partners' contributions................................................................    1,185,785    3,468,260
Offering costs.........................................................................     (129,680)    (388,698)
Distributions to partners..............................................................     (675,474)    (414,216)
Debt placement fees paid to the General Partner........................................      (16,632)     --
                                                                                         -----------  -----------
Net cash provided by financing activities..............................................      363,999    2,665,346
                                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................................   (2,278,372)   1,629,913
Cash and cash equivalents at beginning of period.......................................    2,552,352      251,776
                                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................................  $   273,980  $ 1,881,689
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                                  See accompanying notes.

                          Commonwealth Income & Growth Fund II

                              NOTES TO FINANCIAL STATEMENTS

                                   September 30, 1997

BASIS OF PRESENTATION

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NET INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT

    The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

    The Partnership's primary sources of capital for the nine months ended September 30, 1997 and 1996, were from Partners' contributions of $1,186,000 and $3,468,000, respectively, and cash from operations for the quarter ended September 30, 1997 and 1996 of $1,618,000 and $785,000 respectively. The primary uses of cash for the nine months ended September 30, 1997 and 1996 were for capital expenditures for new equipment totaling $3,983,000 and $1,514,000, respectively, the payment of offering costs of $130,000 and $389,000, respectively, the payment of preferred distributions to partners of $675,000 and $414,000 respectively, and the payment of acquisition fees of $182,000 and $117,000 respectively. For the nine months ended September 30, 1996, the Partnership made a payment of accounts payable of $148,000 to Com Cap Corp. for the purchase of Equipment.

    Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1997 and December 31, 1996 the Partnership had approximately $274,000 and $2,552,000, respectively, invested in these money market accounts.

    The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $878,000 for the year ending December 31, 1997 and $5,286,000 thereafter. During the nine month period ended September 30, 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,663,000. At September 30, 1997, the outstanding debt was $1,468,000, with interest rates ranging from 7.47% to 8.20%, and will be payable through July 2000.

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

RESULTS OF OPERATIONS

    For the quarter ended September 30, 1997, the Partnership recognized income of $770,000 and expenses of $758,000, resulting in net income of $12,000. For the quarter ended June 30, 1997, the Partnership recognized income of $516,000 and expenses of $498,000, resulting in net income of $18,000. For the quarter ended March 31, 1997, the Partnership recognized income of $405,000 and expenses of $369,000, resulting in net income of $36,000.

    Lease income increased by 133% from $325,000 for the quarter ended September 30, 1996 to $758,000 for the quarter ended September 30, 1997, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the nine months ended September 30, 1997, the Partnership expended $3,983,000 and assumed debt and equipment payable of $2,520,000 to acquire ten leases, which generated approximately $228,000 in revenue.

                    Commonwealth Income & Growth Fund II



    Interest income decreased 43% from $23,000 for the quarter ended September 30, 1996 to $13,000 for the quarter ended September 30, 1997. This decrease is the result of capital contributions being utilized for equipment purchases.

    Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 50% from approximately $2,000 for the quarter ended September 30, 1996 to $1,000 for the quarter ended September 30, 1997.

    The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 138% from approximately $16,000 for the quarter ended September 30, 1996, to $38,000 for the quarter ended September 30, 1997, which is consistent with the increase in lease income.

    Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 131% from approximately $307,000 for the quarter ended September 30, 1996, to $709,000 for the quarter ended September 30, 1997, which is attributable to the purchase of approximately $6,525,000 in additional equipment.

    For the nine month period ended September 30, 1997, the Partnership generated cash flow from operating activities of $1,618,000, which includes net income of $66,000, and depreciation and amortization expenses of $1,580,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $196,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $22,000.

    For the nine month period ended September 30, 1996, the Partnership generated cash flows from operating activities of $785,000, which includes net income of $7,000, and depreciation and amortization expenses of $757,000. Other noncash activities included in the determination of net income includes lease income paid to original lessors in lieu of cash payments for computer equipment of $4,000.

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

                                    COMMONWEALTH INCOME & GROWTH FUND II
                                    BY: COMMONWEALTH INCOME & GROWTH
                                        FUND, INC. General Partner


                                    By:
____________________                    _____________________________
Date                                    David A. Kintzer, CPA
                                        Chief Financial Officer