Form 10-K405
period 1997-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 1998-04-14
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

   ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:
                           YES   [ X ]   NO   [     ]

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

                                     PART I

ITEM 1:           BUSINESS

GENERAL

     Commonwealth Income and Growth Fund II (the "Partnership") was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on May 12, 1995 (the "Offerings"). On September 22, 1995, $2,521,380 in subscriptions from investors were released by the escrow agent and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.

      See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

     The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires Equipment which is subject to lease principally to U.S. corporations and other institutions pursuant predominantly to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

The Partnership's principal investment objectives are to;

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

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

         Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

     Although the Partnership has acquired predominately new Equipment, the Partnership may purchase used Equipment. Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the Equipment and supplier involved. Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period. Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

     As of December 31, 1997, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1997, the Partnership has not entered into any such agreements.

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

     The Partnership acquires primarily IBM manufactured or IBM compatible equipment. The General Partner believes that dealing in IBM or IBM compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

     Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, including year 2000 issues discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

     Other Equipment-Restrictions. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and
(ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1997, the Partnership has acquired a diversified Equipment portfolio which it has leased to 27 different companies located throughout the United States. Approximately 28% of the Equipment acquired by the Partnership consists of PrintersApproximately another 26% of the Equipment acquired by the Partnership consists of Workstations. Approximately 22% of the Equipment acquired by the Partnership consists of tape storage. Approximately 11% of the Equipment acquired by the Partnership consists of disk arrays. Approximately 7% of the Equipment acquired by the Partnership consists of escon drivers. Approximately 6% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1997, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

     In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for

Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1997, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1997, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the

Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1997, the aggregate nonrecourse debt outstanding of $1,954,000 was 17% of the aggregate cost of the Equipment owned.

     The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership may purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1997, the Partnership has not exercised this option.

     After the net proceeds of the offering are fully invested in Equipment, the General Partner plans to continue to cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing.. However, the Partnership may borrow funds at rates which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

     Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1997, no such agreements existed.

     The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner of Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate' from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1997, the Partnership has not refinanced any of its debt.

     Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

     The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2006. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2006, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

     Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment. Subject to the General Partner's discretion the Partnership may extend beyond December 31, 2006, if deemed beneficial to the Partnership.

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

COMPETITION

     The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors any offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

     The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

     The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of

IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time. Significant action in any of these areas by IBM or IBM Credit Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers of from IBM.

Investments

     As of March 16, 1998, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                         EQUIPMENT                       LIST              PURCHASE            MONTHLY       LEASE
LESSEE                          MFG      DESCRIPTION                    PRICE              PRICE               RENT          TERM
------                          ---      -----------                   ---------          ---------          ---------       ------
Bellsouth                       STK      (1) 9200-XN3                  3,445,720           787,196             17,467         36
Bellsouth                       STK      (1) 9200-XN3                  2,635,720           582,671             12,929         36
Southern Pacific                IBM      (325) 4230-5S3                1,183,975           990,357             24,160         36
Southern Pacific                IBM      (50) 4028-NS1                   187,200           147,963              1,949         36
Chrysler                        STK      (2) 9490-M34                    686,158           490,110             12,001         48
Yamaha                          STK      (1) 9490-M34                  1,007,413           383,553              9,025         36
ADP                             IBM      (1) 3490-A20                    422,900           178,673              4,290         36
Household Intl.                 STK      (3) 9490-M34                    671,898           405,628              9,100         36
Timken                          DEC      (1) Alpha server                259,507           204,781              5,308         36
Timken                          DEC      (1) Alpha server                 46,657            40,928              1,062         36
Johnson Control                 HP       (13) HP9000-C110                441,415           304,718              7,961         36
Honda R&D                       SGI      Onyx Infinite Reality           323,108           263,498              7,076         36
AT&T                            IBM      (1) 3900 DW1/DW2                746,485           477,466             10,205         36
Federated                       IBM      (38) 3130-020                   909,910           600,000             15,162         34
Lucent                          SUN      (1) E6000 server                642,452           461,207             12,042         36
Lucent upgrade                  SUN      Upgrade to server                97,000            69,559              2,046         34
AT&T                            STK      (9) 9490-M34                  2,015,694         1,268,909             31,144         36
Avon                            IBM      (75%) (8) 3900-OW1            2,002,710         1,542,485             37,058         36
Chrysler                        IBM      (2) ES3000                    1,146,500           778,454             22,844         24
Allied Signal                   HP       (20)C180 workstations           838,339           362,615             11,775         24
Transamerica                    SUN      (2) ES3000 servers              212,730           154,965              3,976         36
Computer Science Corp.          SGI      (50%)(141) workstations       2,055,893           822,455             21,031         36
Charles Schwab                  IBM      (2) 9032-003                    845,043           523,399             11,910         36
Charles Schwab                  IBM      (20%)(6)9032-003              2,479,443         1,509,981              6,989         36
Equitable Life                  SUN      (2) E3000                       336,220           244,673              6,491         36
Chase                           SUN      (3) E45D                        358,562           249,561              8,386         24
Aetna                           STK      (2) 9490-M34                    535,932           193,442              4,395         36


RESERVES
     Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs will be established from the Offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves. Since no reserve will be established if available Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

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

     The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is detained in the Investment Company Act of 1940.

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

EMPLOYEES

     The Partnership has no employees and receives administrative and other services from the General Partner which has 15 employees.

ITEM 2:  PROPERTIES

             NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

             NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND

         RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1997, there were 501 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

     Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

REDEMPTION PROVISION

     Upon the conclusion of the 30 month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other request will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption request will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

     Cash distributions, if any, are made quarterly on December 31, March 31, June 30, and September 30 of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1997, 1996 and 1995.

Quarter Ended                           1997             1996            1995
--------------                        --------       -----------       --------
March 31                              $211,022         $108,647             --

June 30                                226,789          137,297             --

September 30                           230,980          164,131             --

December 31                            230,836          191,890         $ 83,796
                                      --------       -----------       --------
                                      $899,627         $601,965         $ 83,796
                                      --------       -----------       --------
                                      --------       -----------       --------

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

     After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners is apportioned among them in accordance with the number of Units owned by each. A different convention was utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners were apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owns such Units during the period bears to the sum of such products for all Limited Partners.

     In addition, where a Limited Partner transfers Units during a taxable year, the Limited Partner may be allocated Net Profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, certain financial data for the Partnership for the year ended December 31, 1997, 1996 and for the period September 22, 1995 (commencement of operations) to December 31, 1995. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                      YEAR ENDED DECEMBER 31         PERIOD ENDED
                                    ---------------------------     --------------
                                         1997           1996             1995
                                    -----------    ------------     -------------
Lease Income                        $ 2,444,661     $ 1,123,685     $    95,538

Net Loss                                (61,837)           (730)        (12,065)

Cash Distributions                      908,714         608,045          84,642

Net Loss per Unit                          (.16)           (.02)           (.09)

Cash Distribution per Unit                 2.00            2.00             .55



                                                   DECEMBER 31
                                   -------------------------------------------
                                     1997              1996             1995
                                   ----------      ------------      ----------
Total Assets                      $9,356,409        $6,614,654        $3,373,407

Notes Payable                      1,954,120              --                --

         Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995.

         The Partnership's primary sources of capital for the years ended December 31, 1997, 1996 and 1995, were from Partners' contributions of $1,186,000, $4,371,000 and $3,679,000, and cash from operations of $1,957,000,
$949,000 and $56,000, respectively. The primary uses of cash for the years ended December 31, 1997, 1996 and 1995, were for capital expenditures for new equipment totaling $4,179,000, $1,777,000 and $2,850,000, the payment of acquisition fees of $203,000, $147,000 and $123,000, for the payment of preferred distributions to partners totaling $909,000, $608,000 and $85,000, and for the payment of offering costs totaling $130,000, $487,000 and $426,000, respectively.

         Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1997 and 1996 the Partnership had approximately $258,000 and $2,552,000, respectively, invested in these money market accounts.

         The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases increased by 136% from December 31, 1996 to December 31, 1997, due to additional computer equipment leases which commenced in 1997. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1997, the Partnership had future minimum rentals on noncancellable operating leases of $3,402,000 for the year ended 1998 and $3,135,000 thereafter. During 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $2,359,000. At December 31, 1997, the outstanding debt was $1,954,000, with interest rates ranging from 6.4% to 8.2% and will be payable through September 2000. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

         The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

1997 and 1996 OPERATING RESULTS

         For the year ended December 31, 1997 and 1996, the Partnership recognized income of $2,540,000 and $1,194,000 and expenses of $2,602,000 and $1,195,000, resulting in net loss of $62,000 and $1,000, respectively.

         Lease income increased by 118% over 1996 primarily due to the addition of operating leases in 1997. In 1997 the Partnership expended approximately $4,179,000 in cash and assumed debt of $2,359,000 to acquire 11 additional leases

         Interest income increased 36% from $70,000 for the year ended December 31, 1996 to $95,000 for the year ended December 31, 1997, as a result of the capital contributions and rental income being temporarily invested in money market accounts.

         Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp for administration and operation of the Partnership. The 186% increase from approximately $57,000 during the year ended December 31, 1996 to $164,000 during the year ended December 31, 1997 is primarily attributable to an increase in the reimbursable expenses to Com Cap Corp for costs incurred in connection with the administration and operation of the Partnership which were not changed by Com Cap Corp in 1996 and for third party costs incurred for certain periodic filings of the Partnership.

         The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 118% from approximately $56,000 during the year ended December 31, 1996 to $122,000 during the year ended December 31, 1997, which is consistent with the increase in lease income.

         Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. The 108% increase from approximately $1,082,000 during the year ended December 31, 1996 to $2,247,000 during the year ended December 31, 1997 is attributable to the 146% increase in the computer equipment portfolio being leased.

         The Partnership sold computer equipment with a net book value of $43,000 during the year ended December 31, 1997, for a net loss of $32,000.

         In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes.. The adoption of FAS 121 had no effect on the 1997 or 1996 financial statements.

         For the year ended December 31, 1997, the Partnership generated cash flow from operating activities of $1,957,000, which includes a net loss of $62,000 reduced by depreciation and amortization expenses of $2,247,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lessees to banks of $417,000.

1996 and 1995 OPERATING RESULTS

         The comparison of the results of operations is for the twelve months ended December 31, 1996, compared to the period from September 22, 1995 (commencement of operations) through December 31, 1995.

         For the year ended December 31, 1996 and the period ended 1995, the Partnership recognized income of $1,194,000 and $124,000, respectively, and expenses of $1,195,000 and $136,000, resulting in net loss income of $1,000 and $12,000, respectively.

         Lease income increased 1,040% from December 31, 1995, to December 31, 1996, primarily due to utilizing cash from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During 1995, the Partnership expended approximately $2,850,000 in cash to acquire 5 leases which generated approximately $99,000 in revenue. During 1996, the Partnership expended approximately $1,777,000 to acquire 7 leases which together with the leases acquired in 1995 generated approximately $1,124,000 in revenue.

         Interest income increased 180% from $25,000 for the period ended December 31, 1995 to $70,000 for the year ended December 31, 1996, as a result of the capital contributions temporarily being invested in money market accounts until being utilized for Equipment purchases.

         Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The increase 147% from approximately $23,000 during the period ended December 31, 1995 to $57,000 during the year ended December 31, 1996 is primarily attributable to the increase in the Partnership's business activities.

         The equipment management fee is equal to 5% of the gross lease revenue attributable to Equipment which is subject to operating leases. The equipment management fee increased 1,020% from approximately $5,000 during the period ended December 31, 1995 to $56,000 during the year ended December 31, 1996, which is consistent with the increase in lease income.

          For the year ended December 31, 1996, the Partnership generated cash flow from operating activities of $949,000, which includes a net loss of $1,000 reduced by depreciation and amortization expenses of $1,082,000.

         For the period ended December 31, 1995, the Partnership generated cash flows from operating activities of $56,000, which included a net loss of $12,000 and depreciation and amortization expenses of $108,000.

Impact of Year 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using
    "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Therefore, the General Partner is responsible for any costs associated with Year 2000 issues. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The
    General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The
    General Partner expects that its modifications will be complete by 1999. The General Partner and its affiliates will be entitled to reimbursement for any costs associated with the Year 2000 issue. As of December 31, 1997, the General Partner has not incurred any significant expenses.

    The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence due to the equipment not being Year 2000 compliant. The Year 2000 issue may also affect the carrying value of the equipment when it comes off of lease or be detrimental in negotiating release rates which may lead to equipment write downs or less than favorable lease recoveries. Management has considered these factors in determining the recovery of its equipment at December 31, 1997 in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'. Based on its current assessment the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issue will have a significant effect on operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Commonwealth Income & Growth Fund II

                              Financial Statements

       Years ended December 31, 1997, 1996, and for the period September
         22, 1995 (commencement of operations) to December 31, 1995




                                    Contents


Report of Independent Auditors...............................................17

Audited Financial Statements

Balance Sheets...............................................................18
Statements of Operations.....................................................19
Statements of Partners' Capital..............................................20
Statements of Cash Flows.....................................................21
Notes to Financial Statements................................................22

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund II

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1997 and 1996, and for the period September 22, 1995 (commencement of operations) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the period September 22, 1995 (commencement of operations) to December 31, 1995, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 6, 1998

                      Commonwealth Income & Growth Fund II

                                 Balance Sheets


                                                                                      December 31
                                                                                 1997             1996
                                                                                 ----             ----

Assets
Cash and cash equivalents                                                  $      258,167   $    2,552,352
Lease income receivable                                                           113,500           80,014
Accounts receivable - General Partner                                              15,821                -
Interest and other receivables                                                        100           19,551

Computer equipment, at cost                                                    11,764,757        4,780,075
Accumulated depreciation                                                       (3,175,757)      (1,093,535)
                                                                            --------------   --------------
                                                                                8,589,000        3,686,540

Organization costs and deferred expenses, net of
    accumulated amortization of $232,708 for 1997
    and $96,375 for 1996                                                          379,821          276,197
                                                                            --------------   --------------
Total assets                                                               $    9,356,409   $    6,614,654
                                                                            --------------   --------------
                                                                            --------------   --------------

Liabilities and partners' capital
Accounts payable                                                           $       96,326   $       92,954
Accounts payable - Commonwealth Capital Corp.                                      68,265                -
Unearned lease income                                                             217,503           89,780
Equipment payable                                                                 502,721                -
Notes payable                                                                   1,954,120                -
                                                                            --------------   --------------
Total liabilities                                                               2,838,935          182,734

Partners' capital:
    General partner                                                                 1,000            1,000
    Limited partners                                                            6,516,474        6,430,920
                                                                            --------------   --------------
Total partners' capital                                                         6,517,474        6,431,920
                                                                            --------------   --------------
Total liabilities and partners' capital                                    $    9,356,409   $    6,614,654
                                                                            --------------   --------------
                                                                            --------------   --------------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations


                                                                                     September 22,
                                                                                         1995
                                                                                      (commencement
                                                                                    of operations) to
                                                       Year ended December 31          December 31,
                                                       1997             1996              1995
                                                       ----             ----              ----

Income:
   Lease                                             $ 2,444,661   $ 1,123,685        $  98,538
   Interest and other                                     95,346        70,429           25,340
                                                     -----------   -----------        ---------
                                                       2,540,007     1,194,114          123,878

Expenses:
   Operating, excluding depreciation                     163,749        56,707           23,059
   Equipment management fee paid to
     General Partner                                     122,233        56,184            4,927
   Depreciation                                        2,107,744       997,708           95,827
   Amortization of organization costs and
     deferred expenses                                   139,057        84,245           12,130
   Interest                                               37,106             -                -
   Loss on sale of computer equipment                     31,955             -                -
                                                     -----------   -----------        ---------
                                                       2,601,844     1,194,844          135,943
                                                     -----------   -----------        ---------
Net loss                                            $   (61,837)   $     (730)        $(12,065)
                                                     -----------   -----------        ---------
                                                     -----------   -----------        ---------

Net loss per equivalent limited
   partnership unit                                  $      (.16)  $     (.02)        $   (.09)
                                                     -----------   -----------        ---------
                                                     -----------   -----------        ---------

Weighted average number of equivalent
   limited partnership units outstanding
   during the period                                     451,712       300,982          151,415
                                                     -----------   -----------        ---------
                                                     -----------   -----------        ---------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                         Statements of Partners' Capital


                                 General        Limited
                                 Partner        Partner        General         Limited
                                  Units          Units         Partner         Partners         Total
                             ------------------------------------------------------------------------------
Contributions
   September 22, 1995
   through December 31,
   1995                                50        183,947       $  1,000      $ 3,677,960    $   3,678,960
Offering costs                          -              -              -         (425,732)       (425,732)
Net income (loss)                       -              -            846          (12,911)        (12,065)
Distributions                           -              -           (846)         (83,796)        (84,642)
                              -----------    -----------     -----------    -------------   -------------
Partners' capital -
   December 31, 1995                   50        183,947          1,000        3,155,521        3,156,521
Contributions - through
   December 31, 1996                    -        218,572              -        4,371,440        4,371,440
Offering costs                          -              -              -         (487,266)       (487,266)
Net income (loss)                       -              -          6,080           (6,810)           (730)
Distributions                           -              -         (6,080)        (601,965)       (608,045)
                              -----------    -----------     -----------    -------------   -------------
Partners' capital -
   December 31, 1996                   50        402,519          1,000        6,430,920        6,431,920
Contributions - through
   December 31, 1997                    -         59,298              -        1,185,785        1,185,785
Offering costs                          -              -              -         (129,680)       (129,680)
Net income (loss)                       -              -          9,087          (70,924)        (61,837)
Distributions                           -              -         (9,087)        (899,627)       (908,714)
                              -----------    -----------     -----------    -------------   -------------
Partners' capital -
   December 31, 1997                   50        461,817       $  1,000    $   6,516,474    $  6,517,474
                              -----------    -----------     -----------    -------------   -------------
                              -----------    -----------     -----------    -------------   -------------

See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

                                                                                             September 22,
                                                                                                 1995
                                                                                              (commencement
                                                                                            of operations) to
                                                              Year ended December 31           December 31,
                                                             1997                1996             1995
                                                     -----------------------------------------------------------
Operating activities
Net loss                                                $   (61,837)        $       (730)       $    (12,065)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                        2,246,801            1,081,953             107,957
     Loss on sale of computer equipment                      31,955                    -                   -
     Other non-cash activities included in
       determination of net loss                           (416,823)              (4,290)                  -
     Changes in operating assets and liabilities:
       Lease income receivable                              (33,486)             (32,895)            (47,119)
       Accounts receivable - General Partner                (15,821)                   -                   -
       Interest and other receivables                        19,451               (9,975)             (9,576)
       Accounts payable                                       3,372               61,955              30,999
       Accounts payable - Commonwealth
         Capital Corp.                                       68,265             (148,141)                  -
       Unearned lease income                                127,723               52,034              37,746
       Organization costs paid to General Partner           (12,451)             (50,528)            (51,491)
Partner
                                                       -------------         ------------        ------------
Net cash provided by operating activities                 1,957,149              949,383              56,451

Investing activities
Capital expenditures                                     (4,179,080)          (1,777,488)         (2,850,156)
Net proceeds from sale of computer equipment                 10,585                    -                   -
Equipment acquisition fees paid to
   General Partner                                         (202,760)            (147,448)           (123,105)
                                                       -------------         ------------        ------------
Net cash used in investing activities                    (4,371,255)          (1,924,936)         (2,973,261)

Financing activities
Partners' contributions                                   1,185,785            4,371,440           3,678,960
Offering costs                                             (106,556)            (406,651)           (366,885)
Offering costs paid to General Partner                      (23,124)             (80,615)            (58,847)
Distributions to partners                                  (908,714)            (608,045)            (84,642)
Debt placement fee paid to General Partner                  (27,470)                   -                   -
                                                       -------------         ------------        ------------
Net cash provided by financing activities                   119,921            3,276,129           3,168,586
                                                       -------------         ------------        ------------

Net (decrease) increase in cash and cash
   equivalents                                           (2,294,185)           2,300,576             251,776
Cash and cash equivalents at beginning
   of period                                              2,552,352              251,776                   -
                                                       -------------         ------------        ------------
Cash and cash equivalents at end of period              $   258,167         $  2,552,352        $    251,776
                                                       -------------         ------------        ------------
                                                       -------------         ------------        ------------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                December 31, 1997


1. Business

Commonwealth Income & Growth Fund II (the "Partnership") is a limited partnership. The Partnership was declared effective by the Securities and Exchange Commission on May 12, 1995, and began offering up to 750,000 units of the limited partnership at the purchase price of $20 per unit. The offering terminated on May 12, 1997, after it sold 461,817 units at a price of $20 per unit. The Partnership was organized in the Commonwealth of Pennsylvania to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund II, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. Annual cash distributions to limited partners have been made at a rate of 10% (Preferred Distribution) of their original contributed capital. Distributions during 1997 and 1996 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit for units which were outstanding for the entire year. For a limited partner's unit outstanding from the Offering's first close on September 22, 1995, distributions during 1995 reflected a return of capital in the amount of approximately $.55 per limited partnership unit. (For a limited partner's unit acquired during either 1997, 1996 or 1995, the return of capital would be less than these amounts.) In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

                      Commonwealth Income & Growth Fund II

2. Accounting Policies

Revenue Recognition

Through December 31, 1997, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). The Partnership evaluates its long-lived assets when events and circumstances indicate that the value of the asset may not be recoverable. The Partnership evaluates whether an impairment exists by determining the estimated undiscounted cash flows to be generated by each asset. If the undiscounted cash flows are less than the carrying value, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The adoption of FAS 121 had no effect on the 1997 and 1996 financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

                      Commonwealth Income & Growth Fund II

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

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1997.


                  1998                                $    3,402,000
                  1999                                     2,307,000
                  2000                                       828,000
                                                   ---------------------
                                                      $    6,537,000
                                                   ---------------------
                                                   ---------------------

                      Commonwealth Income & Growth Fund II

Lease income from four lessees, each exceeding 10% of lease revenue, aggregated 55% of lease income for the year ended December 31, 1997. Lease income from three lessees, each exceeding 10% of lease income, aggregated 75% of the lease income for the year ended December 31, 1996. Lease income from two lessees, each exceeding 10% of lease revenue, aggregated 93% of lease income for the period September 22, 1995 to December 31, 1995.

4. Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1997, 1996, and 1995, such organizational fees of approximately $36,000, $131,000, and $110,000, respectively, were paid to the General Partner.

Reimbursement of Expenses

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1997, $110,000 of expenses were reimbursed to the General Partner. No expenses were reimbursed in 1996 or 1995.

                      Commonwealth Income & Growth Fund II

4. Related Party Transactions (continued)

Equipment Acquisition Fee

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. The fee will be paid upon closing of the Offering with respect to the Equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in Equipment. If the Partnership acquires Equipment in an amount exceeding the net proceeds of the Offering available for investment in Equipment, the fee will be paid when such Equipment is acquired. During 1997, 1996, and 1995, equipment acquisition fees of approximately $203,000, $147,000, and $123,000, respectively, were paid to the General Partner.

Debt Placement Fee

As compensation for arranging Term Debt to finance the acquisition of Equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1997, debt placement fees of approximately $27,000 were paid to the General Partner. There were no such fees paid to the General Partner in 1996 or 1995.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
(1) the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases. During 1997, 1996, and 1995, equipment management fees of approximately $122,000, $56,000, and $5,000, respectively, were paid to the General Partner, as determined pursuant to section (ii) above.

                      Commonwealth Income & Growth Fund II

Re-lease Fee

As compensation for providing re-leasing services for any Equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or Conditional Sales Contract, arranged a subsequent lease or Conditional Sales Contract for the use of such Equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser or (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of Gross Lease Revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1997, 1996, or 1995.

Equipment Liquidation Fee

With respect to each item of Equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of
(i) 50% of the Competitive Equipment Sale Commission or (ii) three percent of the sales price for such Equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of
(i) a return of their Capital Contributions and a 10% per annum cumulative return, compounded daily, on Adjusted Capital Contributions ("Priority Return") and (ii) the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1997, 1996, or 1995.

                      Commonwealth Income & Growth Fund II

5. Notes Payable

Notes payable consisted of the following:

                                                                       1997                 1996
                                                                ------------------------------------
Installment note payable to a bank; interest at 7.5%;
  due in monthly installments of $22,844 including
  interest through June 1999                                      $       387,852        $          -
Installment note payable to a bank; interest at 7.5%;
  due in monthly installments of $31,144 including interest
  through May 2000                                                        823,908                   -
Installment note payable to a bank; interest at 8.2%;
  due in monthly installments of $3,976 including
  interest through June 2000                                              107,518                   -
Installment note payable to a bank; interest at 6.4%;
  due in monthly installments of $21,028 including
  interest through September 2000                                         634,842                   -
                                                                 -----------------    ------------------
                                                                    $    1,954,120      $           -
                                                                 -----------------    ------------------
                                                                 -----------------    ------------------

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1997 are as follows:

                     1998                         $        835,208
                     1999                                  758,430
                     2000                                  360,482
                                                 --------------------
                                                  $      1,954,120
                                                 --------------------
                                                 --------------------


The fair market value of debt approximates its carrying value at December 31, 1997 and 1996.

                      Commonwealth Income & Growth Fund II

6. Supplemental Cash Flow Information

Other non-cash activities included in the determination of net loss are as follows:

                                                                            1997             1996
                                                                     ------------------------------------
Lease income, net of interest expense on notes payable
  realized as a result of direct payment of principal by
  lessee to bank                                                        $    404,913     $           -
Lease income paid to original lessor in lieu of
  cash payment for computer equipment acquired                                11,910             4,290
                                                                     ----------------     ---------------
Total adjustment to net loss from other non-cash
  activities
                                                                        $     416,823     $       4,290
                                                                     ----------------     ---------------
                                                                     ----------------     ---------------


6. Supplemental Cash Flow Information (continued)

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash investing and financing activities include the following:

                                                            1997           1996           1995
                                                     ------------------------------------------------
Debt assumed in connection with the
  purchase of computer equipment                       $   2,359,033   $         -      $          -
                                                     ---------------   -------------  ---------------
Accounts payable in connection with the
  purchase of computer equipment                       $     502,721   $         -      $     148,141
                                                     ---------------   -------------  ---------------
                                                     ---------------   -------------  ---------------

7. Reconciliation of Net Loss Reported for Financial Reporting Purposes to Taxable Income

                                                            1997             1996              1995
                                                     ------------------------------------------------------

Net loss for financial reporting purposes             $       (61,837)     $       (730)    $    (12,065)
   Adjustments:
     Depreciation                                             387,081           167,614           28,197
     Amortization                                             112,007            68,035            9,373
     Unearned lease income                                     71,392            22,980                -
     Loss on sale of computer equipment                        (7,011)                -                -
     Other                                                     33,265                 -                -
                                                     ----------------      ------------     ------------
Taxable income                                        $       534,897      $    257,899     $     25,505
                                                     ----------------      ------------     ------------
                                                     ----------------      ------------     ------------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1997

                                    Contents

Report of Independent Auditors.............................................31

Balance Sheet..............................................................32
Notes to Balance Sheet.....................................................33

                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
April 28, 1997

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet


                                                                    February 28
                                                                        1997
                                                                    -----------
Assets
Cash .........................................................      $       500
Accounts receivable from Income Funds and
    Commonwealth Capital Corp. ...............................            2,069
Investment in Partnerships ...................................            2,000
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------

Liabilities
Accounts payable to Income Funds and
    Commonwealth Capital Corp. ...............................      $     3,469

Stockholders' equity
Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100 .......................              100
Additional paid-in capital ...................................        1,001,000
                                                                    -----------
                                                                      1,001,100
Less: note receivable ........................................       (1,000,000)
                                                                    -----------
                                                                          1,100
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------


See accompanying notes.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1997

1. The Company

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership and the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership. On April 28, 1997 the Company contributed $1,000 in cash to become the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited Partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

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

2. Investment in Partnerships

The Company contributed $2,000 in cash through February 28, 1997 to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. Related Party Transactions

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates," and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                             As of February 28, 1997

                                    Contents

Report of Independent Auditors...............................................35

Audited Consolidated Balance Sheet...........................................36

Notes to Consolidated Balance Sheet..........................................37

                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1997, in conformity with generally accepted accounting principles.

                                                           Ernst & Young, LLP

Philadelphia, Pennsylvania
April 28, 1997

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1997

Assets
Cash and cash equivalents ..................................         $   162,028
Receivables from Income Funds ..............................             308,686
Advances to Income Funds ...................................             317,400
Other receivables ..........................................             134,335
Income taxes receivable ....................................              33,000
Minimum lease payments receivable, net of
    unearned interest income of $4,316,972 .................           9,045,000
Deferred tax asset .........................................             122,000
Investment in Income Funds .................................              18,200
Other assets ...............................................              10,976
Office furniture and equipment, net of
    accumulated depreciation of $84,668 ....................              32,323
                                                                     -----------
Total assets ...............................................          10,183,948
                                                                     -----------
                                                                     -----------
Liabilities and stockholder's equity
Accounts payable and accrued expenses ......................             118,144
Nonrecourse obligations ....................................           9,045,000
                                                                     -----------
Total liabilities ..........................................           9,163,144

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10 ..................                  10
    Retained earnings ......................................           1,020,794
                                                                     -----------
Total stockholder's equity .................................           1,020,804
                                                                     -----------
Total liabilities and stockholder's equity .................         $10,183,948
                                                                     -----------
                                                                     -----------

See accompanying notes.

                           Commonwealth Capital Corp.

                       Notes to Consolidated Balance Sheet

                                February 28, 1997

1. Business

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 28, 1997, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

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

                           Commonwealth Capital Corp.

2. Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1997, cash equivalents were invested in a money market fund investing directly in treasury obligations.

Office Furniture and Equipment

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

Investment in Income Funds

The Company accounts for its 1% interests in the Income Funds by the equity method. Distributions were received from these Income Funds and approximated the Company's equity in the income of the Income Funds. Financial information of the Income Funds as of December 31, 1996 is as follows:

Total assets .........................................               $34,502,000
Nonrecourse debt .....................................                10,450,000
Other liabilities ....................................                 2,952,000
Partners' capital ....................................                21,067,000

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1997. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

The compensation to the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds). The Company earned approximately $1,509,000 in fees for managing the Income Funds during the year ended February 28, 1997.

                           Commonwealth Capital Corp.

3. Lease Commitments

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1997 under the leases and certificates of participation are approximately $9,045,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $7,690,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1997 to 2011.

Future minimum lease payments to be received as of February 28, 1997 are as follows:


1998 ........................................................        $ 1,190,923
1999 ........................................................          1,202,479
2000 ........................................................          1,190,739
2001 ........................................................          1,192,935
2002 ........................................................           972,677
Thereafter ..................................................          7,675,669
                                                                     -----------
                                                                      13,425,422
Less amount representing interest                                      4,380,422
                                                                     -----------
Total                                                                $ 9,045,000
                                                                     -----------
                                                                     -----------


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1998 through 2000. Future minimum lease payments under noncancelable operating leases at February 28, 1997 are $184,000 in 1998; $143,000 in 1999; and $3,000 in 2000.

4. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued.

5. Income Taxes

The Company files a consolidated federal income tax return with CDI and its subsidiaries. The Company has investment tax credit carryforwards of $266,000 at February 28, 1997. The investment tax credits expire in 1998 through 2001 and are available to reduce future federal income tax liabilities. The Company also has state net operating loss carryforwards of approximately $508,000, which expire during 1997 through 1999.

The Company has a federal deferred tax asset of $259,000 at February 28, 1997, arising primarily from the carryforward of investment tax credits. At February 28, 1997, the Company recorded a valuation allowance of approximately $137,000 because the Company concluded the future realization of all of the tax benefits underlying the asset could not be reasonably assured based on current and expected operating results. The Company believes that the remaining asset of $122,000 is more likely than not to be realized. In addition, the Company has a state deferred tax asset of $48,000 at February 28, 1997; however, the future realization of the tax benefits underlying the state deferred tax asset could not be reasonably assured and, accordingly, a valuation allowance was recorded in the amount of $48,000.

6. Related Party Transactions

During 1997, the Company made $373,388 in cash advances to certain Income Funds to fund cash distributions to limited partners. The remaining advances of $317,400 are due on demand.

7. Legal Settlement

In 1997, the Company settled a dispute over contract terms with a former lessee, whereby the lessee agreed to pay $190,000 for release of all future liability. The Company received $95,000 through February 28, 1997 and the remaining $95,000, included in other receivables at February 28, 1997, was subsequently received.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NOT APPLICABLE

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund III. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                       TITLE
----                       ------
George S. Springsteen      Chairman of the Board of Directors and President
                           of the General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and Com Cap Corp.

David A. Kintzer           Vice President and Chief Financial Officer of the
                           General Partner and Com Cap Corp.

Kathleen S. Enscoe         Assistant Vice President and Controller of the
                           General Partner and Com Cap Corp.

Gregory M. Lorenz          Vice President of Com Cap Corp.

Magdalia Cruz              Assistant Vice President of Com Cap Corp.


         George S. Springsteen, age 63, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. MacDougall, age 38, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined ComCap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         David A. Kintzer, age 38, is Vice President and Chief Financial Officer of both Com Cap Corp. and the General Partner and has been employed at Com Cap Corp. since 1991. Mr. Kintzer also serves as Vice President and Chief Financial Officer of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. From 1984 to 1990, Mr. Kintzer was employed by Continental Computer Leasing Corporation, a computer leasing company with an equipment lease portfolio of $40,000,000 and annual revenue of $20,000,000. While at Continental, Mr. Kintzer served as Controller and Chief Financial Officer and managed its accounting, financial, EDP, banking relationships and personnel functions. Prior to 1984, Mr. Kintzer was employed by the international public accounting firm of Ernst & Young LLP. Mr. Kintzer is a member of both the American Institute of Certified Public Accountants and The Pennsylvania Institute of Certified Public Accountants. Mr. Kintzer received an A.B. degree in accounting from Franklin & Marshall College in 1981.

         Kathleen S. Enscoe, age 32, is Assistant Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

         Gregory M. Lorenz, age 35, is Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since April of 1994. From 1985 to 1993, Mr. Lorenz was employed by Daley Marketing Corp. where he served as Vice President of Marketing and Director of Sales and Marketing. Mr. Lorenz is a member of the Equipment Leasing Association and received an Associates of Arts degree from Orange Coast College in 1984.

         Magdalia Cruz, age 29, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by ComCap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shaffer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. in Business Management at West Chester University. Ms. Cruz is a member of the Equipment Leasing Association, Investment Partnership Association, and holds her Series 22, 63 and 39 NASD licenses.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarized the types, amounts and recipients of compensation paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                             AMOUNT            AMOUNT       AMOUNT
ENTITY RECEIVING                                                             INCURRED          INCURRED     INCURRED
 COMPENSATION         TYPE OF COMPENSATION                                   DURING 1997       DURING 1996  DURING 1995
----------------  ---------------------------------------------------        -----------       -----------  -----------
                      OFFERING AND ORGANIZATION STAGE

The General Partner   Organizational Fee. An Organization Fee                 $36,000           $131,000     $110,000
                      equal to three percent of the first
                      $10,000,000 of Limited Partners' Capital
                      Contributions and two percent of the Limited
                      Partners' Capital Contribution in excess of
                      $10,000,000, as compensation for the
                      organization of the Partnership. It is
                      anticipated that all Organizational and
                      Offering Expenses which include legal,
                      accounting and printing expenses; various
                      registration and filing fees; miscellaneous
                      expenses related to the organization and
                      formation of the Partnership; other costs of
                      registration; and costs incurred in
                      connection with the preparation, printing
                      and distribution of this Report and other
                      sales literature. The General Partner pays
                      all Organizational and Offering Expenses,
                      other than Underwriter's Commissions and a
                      non-accountable expense allowance payable to
                      the Dealer Manager which is equal to the
                      lesser of (i) one percent of the Offering
                      proceeds or (ii) $50,000.

                      OPERATIONAL AND SALE
                      OR LIQUIDATION STAGES

The General Partner   Reimbursement of Expenses. The General                 $110,000          $0           $0
and its Affiliates    and its Affiliates Partner  are entitled to
                      reimbursement by the Partnership for the
                      cost of goods, supplies or services obtained
                      and used by the General Partner in
                      connection with the administration and
                      operation of the Partnership from third
                      parties unaffiliated with the General
                      Partner. In addition, the General Partner
                      and its affiliates are entitled to reimbursement
                      of certain expenses incurred by the General
                      Partner and its affiliates in connection with
                      the administration and operation of the
                      Partnership. The amounts set forth on this
                      table do not include expenses incurred in the
                      offering of Units.

The General Partner   Equipment Acquisition Fee. An Equipment                $203,000          $147,000     $123,000
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


                                                                           AMOUNT           AMOUNT           AMOUNT
ENTITY RECEIVING                                                           INCURRED         INCURRED         INCURRED
COMPENSATION         TYPE OF COMPENSATION                                  DURING           DURING           DURING
                                                                           1997             1996             1995
-----------------  --------------------------------------------------     -----------    ---------------  --------------

                      Offering available for
                      investment in Equipment, the fee is paid when such Equipment is acquired


The General Partner   Debt Placement Fee. As compensation for              $27,000             $0           $0
                      arranging Term Debt to finance the
                      acquisition of Equipment by the Partnership,
                      a fee equal to one percent of such
                      indebtedness; provided, however, that such
                      fee is reduced to the extent the Partnership
                      incurs such fees to third parties,
                      unaffiliated with the General Partner or the
                      lender, with respect to such indebtedness
                      and no such fee is paid with respect to
                      borrowings from the General Partner or its
                      Affiliates.

The General Partner   Equipment Management Fee. A monthly fee             $122,000             $56,000      $5,000
                      equal to the lesser of (I) the fees which
                      would be charged by an independent third
                      party for similar services for similar
                      equipment or (ii) the sum of (a) two percent
                      of (1) the Gross Lease Revenues attributable
                      to Equipment which is subject to Full Payout
                      Net Leases which contain net lease
                      provisions plus (2) the purchase price paid
                      on Conditional Sales Contracts as received
                      by the Partnership and (b) five percent of
                      the Gross Lease Revenues attributable to
                      Equipment which is subject to Operating
                      Leases.

The General Partner   Re-Lease Fee. As compensation for providing               $0             $0           $0
                      re-leasing services for any Equipment for
                      which the General Partner has, following the
                      expiration of, or default under, the most recent
                      lease or Conditional Sales Contract, arranged a
                      subsequent lease or Conditional Sales
                      Contract for the use of such Equipment to a
                      lessee or other party, other than the
                      current or most recent lessee or other
                      operator of such equipment or its Affiliates
                      ("Re-lease"), the General Partner will
                      receive, on a monthly basis, a Re-lease Fee
                      equal to the lesser of (a) the fees which
                      would be charged by an independent third
                      party for comparable services for comparable
                      equipment or (b) two percent of Gross Lease
                      Revenues derived from such Re-lease.

The General Partner   Equipment Liquidation Fee. With respect to                $0             $0           $0
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


                                                                             AMOUNT            AMOUNT       AMOUNT
ENTITY RECEIVING                                                             INCURRED          INCURRED     INCURRED
COMPENSATION          TYPE OF COMPENSATION                                   DURING            DURING       DURING
                                                                             1997              1996         1995
---------------  ----------------------------------------------------      ------------    -------------  ----------------

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

                      INTEREST IN THE PARTNERSHIP

The General Partner   Partnership Interest. The General Partner               $9,087           $6,080       $846
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



ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         NOT APPLICABLE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is subject to various conflicts on interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

         COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S TIME

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

         If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

         Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

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

         In certain instances, the Partnership finds it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

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

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

         As of December 31, 1997, the Partnership was indebted to Com Cap Corp. for approximately $68,000 in connection with the Partnership's reimbursable expenses. The entire debt was satisfied in 1998.

         As of December 31, 1995, the Partnership was indebted to Com Cap Corp. for approximately $148,000 in connection with the Partnership's acquisition of Equipment. The entire debt was satisfied in January 1996.

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

    "Closing Date" means May 12, 1997.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

    Commonwealth Income & Growth Fund II
       Report of Independent Auditors
       Balance Sheet as of December 31, 1997 and 1996
       Statements of Operations for the year ended December 31, 1997 and 1996 Statements of Partners' Capital for the year ended December 31, 1997 and 1996
    Statements of Cash Flows for the year ended December 31, 1997, and
           1996
    Notes to Financial Statements

    Commonwealth Income & Growth Fund, Inc.
       Report of Independent Auditors
       Balance Sheet as of February 28, 1997
       Notes to Balance Sheet

    Commonwealth Capital Corp.
       Report of Independent Auditors
       Consolidated Balance Sheet as of February 28, 1997
       Notes to Consolidated Balance Sheet

(a)(2) SCHEDULES.

   Schedules are omitted because
       they are not applicable, not required,
       or because the required information is included in the financial statements and notes thereto.

(a)(3) EXHIBITS.

       * 3.1 Certificate of Limited Partnership

       ** 3.2 Agreement of Limited Partnership

      ** 10.1 Agency Agreement dated as of May 12, 1995 by and among the Partnership, the General Partner and Wheat, First Securities, Inc.

           27 Financial Data Schedule

              * Incorporated by reference from the Partnership's
                Registration Statement on Form S-1 (Registration No.
                33-89476)

              ** Incorporated by reference for the Partnership's
                 Annual Report on Form 10-K for the year ended Decmeber
                 31, 1995.

(b) REPORTS ON FORM 8-K.

     NOT APPLICABLE

(c) EXHIBITS.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 9, 1998 by the undersigned thereunto duly authorized.

                                          COMMONWEALTH INCOME & GROWTH FUND II

                                         By: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC., General Partner

                                         By: /s/ George S. Springsteen
                                             George S. Springsteen, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 1998.

          SIGNATURE                      CAPACITY
------------------------------  ---------------------------

  /s/ GEORGE S. SPRINGSTEEN     Chairman, President and Sole Director of
------------------------------  Commonwealth Income & Growth Fund, Inc.
  George S. Springsteen



  /s/ KIMBERLY A. MACDOUGALL    Executive Vice President,
------------------------------  Chief Operating Officer
  Kimberly A. MacDougall


  /s/ DAVID A. KINTZER          Vice President and Chief Financial Officer
------------------------------  of Commonwealth Income & Growth
  David A. Kintzer              Fund, Inc.


    /s/ KATHLEEN S. ENSCOE      Controller of Commonwealth Income & Growth Fund,
------------------------------  Inc.
  Kathleen S. Enscoe