Form 10-Q
period 1998-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 1998-05-29
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


  For the transition period from                        to                    .
                                ------------------------  --------------------

                        Commission File Number: 33-89476

                      COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-2795120
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

                                        YES [X]        NO [ ]

                      Commonwealth Income & Growth Fund II

                                Balance Sheets


                                                                            (Audited)
                                                         March 31,         December 31,
                                                           1998                1997
                                                        -----------       ------------
Assets

Cash and cash equivalents............................     $285,836          $258,167
Lease income receivable..............................      320,062           113,500
Accounts receivable - General Partner................            -            15,821
Other receivables and deposits.......................        2,613               100
                                                        -----------       ------------
                                                           608,511           387,588

Computer equipment, at cost..........................   12,521,649        11,764,757
Accumulated depreciation.............................   (3,946,437)       (3,175,757)
                                                        -----------       ------------
                                                         8,575,212         8,589,000

Organization costs and deferred expenses, net of
  accumulated amortization of $282,714 for 1998
  and $232,708 for 1997..............................      377,101           379,821
                                                        -----------       ------------

Total assets.........................................   $9,560,824        $9,356,409
                                                        -----------       ------------
                                                        -----------       ------------
Liabilities and partners' capital

Accounts payable.....................................      $82,386           $96,326
Accounts payable - Commonwealth Capital Corp.........       33,265            68,265
Accounts payable - General Partner...................       48,621                --
Unearned lease income................................      214,390           217,503
Payables for computer equipment......................    1,070,018           502,721
Notes payable........................................    1,804,146         1,954,120
                                                        -----------       ------------
Total liabilities....................................    3,252,826         2,838,935

Partners' capital:

   General partner...................................        1,000             1,000
   Limited partners..................................    6,306,998         6,516,474
                                                        -----------       ------------
Total partners' capital..............................    6,307,998         6,517,474
                                                        -----------       ------------

Total liabilities and partners' capital..............   $9,560,824        $9,356,409
                                                        -----------       ------------
                                                        -----------       ------------

See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations


                                                              Three Months Ended
                                                                  March 31,
                                                                  1998 1997
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
Income:
   Lease...............................................     $919,834      $367,955
   Interest & other....................................        4,374        36,955
                                                            --------      --------
                                                             924,208       404,910

Expenses:
   Operating, excluding depreciation...................        9,847         2,318
   Equipment management fee - General Partner..........       45,991        18,398
   Depreciation........................................      770,680       318,649
   Amortization of organization costs and deferred
        expenses.......................................       50,006        29,502
  Interest.............................................       23,919          --
                                                            --------      --------
                                                             900,443       368,867
                                                            --------      --------
Net income.............................................      $23,765       $36,043
                                                            --------      --------
                                                            --------      --------
Net income per equivalent limited partnership unit.....        $0.05         $0.08
                                                            --------      --------
                                                            --------      --------
Weighted average number of equivalent limited
  partnership units outstanding during the periods......     454,824       427,906
                                                            --------      --------
                                                            --------      --------

See accompanying notes.

                      Commonwealth Income & Growth Fund II

                         Statement of Partners' Capital

                                                 General          Limited
                                                 Partner          Partner          General          Limited
                                                  Units            Units           Partner          Partner           Total
                                              -------------    -------------    -------------    -------------    -------------
Partners' capital - December 31, 1995.......          50          183,947           $1,000         $3,155,521       $3,156,521
Contributions...............................        --            218,572             --            4,371,440        4,371,440
Offering costs..............................                                          --             (487,266)        (487,266)
Net income (loss)...........................                                         6,080             (6,810)            (730)
Distributions...............................                                        (6,080)          (601,965)        (608,045)
                                              -------------    -------------    -------------    -------------    -------------
   Partners' capital - December 31, 1996....          50          402,519            1,000          6,430,920        6,431,920

Contributions...............................        --             59,298             --            1,185,785        1,185,785
Offering costs..............................                                           --            (129,680)        (129,680)
Net income (loss)...........................                                         9,087            (70,924)         (61,837)
Distributions...............................                                        (9,087)          (899,627)        (908,714)
                                              -------------    -------------    -------------    -------------    -------------
   Partners' capital - December 31, 1997....        50            461,817            1,000         6,516,474         6,517,474

Net income..................................                                         2,332            21,433            23,765
Distributions...............................                                        (2,332)         (230,909)         (233,241)
                                              -------------    -------------    -------------    -------------    -------------
                                              -------------    -------------    -------------    -------------    -------------
   Partners' capital - March 31, 1998.......        50            461,817           $1,000        $6,306,998        $6,307,998
                                              -------------    -------------    -------------    -------------    -------------
                                              -------------    -------------    -------------    -------------    -------------

See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

               For the Three Months Ended March 31, 1998 and 1997


                                                                          1998              1997
                                                                       ----------        ----------

Operating activities

Net income......................................................        $23,765             $36,043
Adjustments to reconcile net income to net cash
   provided by operating activities:

     Depreciation and amortization..............................        820,686             348,151
     Other non-cash activities included in determination of
         net income.............................................       (149,974)               --
     Changes in operating assets and liabilities:
       Lease  income receivables................................       (194,653)            (10,764)
       Interest and other receivables...........................         13,308             (15,826)
       Accounts payable.........................................        (13,940)            (30,122)
       Accounts payable - Commonwealth Capital Corp.............        (35,000)               --
       Accounts payable - General Partner.......................         48,621                --
       Unearned lease income....................................         (3,113)               --
                                                                       ----------        ----------
Net cash provided by operating activities.......................        509,700             327,482

Investing activities
Capital expenditures............................................       (201,504)           (477,465)
Equipment acquisition fees paid to the General Partner..........        (39,587)            (33,349)
                                                                       ----------        ----------
Net cash used in investing activities...........................       (241,091)           (510,814)

Financing activities
Partners' contributions.........................................           --               752,040
Offering costs..................................................           --               (59,787)
Offering costs paid to the General Partner......................           --               (22,561)
Distributions to Partners.......................................       (233,241)           (213,154)
Debt placement fee paid to the General Partner..................         (7,699)               --
                                                                       ----------        ----------
Net cash provided by (used in) financing activities.............       (240,940)            456,538
                                                                       ----------        ----------
Net increase in cash and cash equivalents.......................         27,669             273,206
Cash and cash equivalents at begining of year...................        258,167           2,552,352
                                                                       ----------        ----------
                                                                       ----------        ----------
Cash and cash equivalents at end of period......................       $285,836          $2,825,558
                                                                       ----------        ----------
                                                                       ----------        ----------

See accompanying notes.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                 March 31, 1998

Basis of Presentation

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

    The Partnership's primary sources of capital for the three months ended March 31, 1998, were from cash from operations of $510,000. The Partnership's primary sources of capital for the three months ended March 31, 1997, were from Partners' contributions of $752,000 and cash from operations of $327,000. The primary uses of cash for the three months ended March 31, 1998 and 1997, were for capital expenditures for new equipment totaling $202,000 and $477,000, respectively, the payment of preferred distributions to partners of $233,000 and $213,000 respectively, and the payment of acquisition fees of $40,000 and $33,000 respectively. In addition, the Partnership payed $8,000 of finance fees for the three months ended March 31, 1998, and $82,000 in offering cost for the three months ended March 31, 1997.

    Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1998 and December 31, 1997 the Partnership had approximately $286,000 and $258,000, respectively, invested in these money market accounts.

    The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $2,547,000 for the year ending December 31, 1998 and $4,095,000 thereafter. At March 31, 1998, the outstanding debt was $1,804,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through September 2000.

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

Results of Operations

    For the quarter ended March 31, 1998, the Partnership recognized income of $924,000 and expenses of $900,000, resulting in net income of $24,000. For the quarter ended March 31, 1997, the Partnership recognized income of $405,000 and expenses of $369,000, resulting in net income of $36,000.

    Lease income increased by 150% from $368,000 for the quarter ended March 31, 1997, to $920,000 for the quarter ended March 31, 1998, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the three months ended March 31, 1998, the Partnership expended $202,000 and assumed debt and equipment payable of $1,070,000 to acquire four leases, which generated approximately $67,000 in revenue.

    Interest income decreased 89% from $37,000 for the quarter ended March 31, 1997, to $4,000 for the quarter ended March 31, 1998. This decrease is the result of capital contributions being utilized for equipment purchases.

                      Commonwealth Income & Growth Fund II

    Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 400% from approximately $2,000 for the quarter ended March 31, 1997, to $10,000 for the quarter ended March 31, 1998, which is primarily attributable to the accrual of accounting fees.

    The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 156% from approximately $18,000 for the quarter ended March 31, 1997, to $46,000 for the quarter ended March 31, 1998, which is consistent with the increase in lease income.

    Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 136% from approximately $348,000 for the quarter ended March 31, 1997, to $821,000 for the quarter ended March 31, 1998, which is attributable to the purchase of approximately $7,264,000 in additional equipment.

    For the three month period ended March 31, 1998, the Partnership generated cash flow from operating activities of $510,000, which includes net income of $24,000, and depreciation and amortization expenses of $821,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $150,000.

    For the three month period ended March 31, 1997, the Partnership generated cash flow from operating activities of $327,000, which includes net income of $36,000, and depreciation and amortization expenses of $348,000.

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

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                            BY: COMMONWEALTH INCOME & GROWTH
                                                FUND, INC. General Partner



                                            By:
------------------                             -------------------------------
Date                                           George S. Springsteen
                                               President