Form 10-Q
period 1998-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1998-08-07
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       or

(     )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ________________ to ___________________.


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


                      Commonwealth Income & Growth Fund II

                                 Balance Sheets

                                                                                                     (Audited)
                                                                           June 30,                  December 31,
                                                                             1998                        1997
                                                        --------------------------------------------------------
Assets
Cash and cash equivalents                                                 $ 246,001                   $ 258,167
Lease income receivable                                                     402,100                     113,500
Accounts receivable - General Partner                                        17,587                      15,821
Interest and other receivables                                               32,900                         100
                                                        --------------------------------------------------------
                                                                            698,588                     387,588
Computer equipment, at cost                                              13,388,047                  11,764,757
Accumulated depreciation                                                 (4,711,603)                 (3,175,757)
                                                        --------------------------------------------------------
                                                                          8,676,444                   8,589,000
Organization costs and deferred expenses,  net of
  accumulated amortization of $330,408 for 1998
  and $232,708 for 1997                                                     361,016                     379,821
                                                        --------------------------------------------------------
Total assets                                                            $ 9,736,048                 $ 9,356,409
                                                        --------------------------------------------------------
                                                        --------------------------------------------------------

Liabilities and partners' capital
Accounts payable                                                           $ 87,789                    $ 96,326
Accounts payable - Commonwealth Capital Corp.                                     -                      68,265
Unearned lease income                                                       178,617                     217,503
Payables for computer equipment                                             719,596                     502,721
Notes payable                                                             2,524,836                   1,954,120
                                                        --------------------------------------------------------
Total liabilities                                                         3,510,838                   2,838,935

Partners' capital:
   General partner                                                            1,000                       1,000
   Limited partners                                                       6,224,210                   6,516,474
                                                        --------------------------------------------------------
Total partners' capital                                                   6,225,210                   6,517,474
                                                        --------------------------------------------------------
Total liabilities and partners' capital                                 $ 9,736,048                 $ 9,356,409
                                                        --------------------------------------------------------
                                                        --------------------------------------------------------





See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations





                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                       1998           1997        1998         1997
                                                    --------------------------------------------------
Income:
   Lease                                             $1,144,671   $  476,392   $2,064,505   $  844,347
   Interest & other                                       3,478       39,484        7,852       76,439
                                                    --------------------------------------------------
                                                      1,148,149      515,876    2,072,357      920,786
Expenses:
   Operating, excluding depreciation                     18,079       13,000       27,926       15,318
   Equipment management fee - General Partner            57,234       23,819      103,225       42,217
   Interest                                              55,336            0       79,255            0
   Depreciation                                         815,104      408,373    1,585,784      727,022
   Amortization of organization costs and deferred
        expenses                                         50,890       20,766      100,896       50,268
  Loss on sale of computer equipment                      1,053       31,955        1,053       31,955
                                                    --------------------------------------------------
                                                        997,696      497,913    1,898,139      866,780
                                                    --------------------------------------------------
Net income                                           $  150,453   $   17,963   $  174,218   $   54,006
                                                    --------------------------------------------------
                                                    --------------------------------------------------

Net income per equivalent limited partnership unit   $     0.33   $     0.04   $     0.38   $     0.12
                                                    --------------------------------------------------
                                                    --------------------------------------------------
Weighted average number of equivalent limited
  partnership units outstanding during the periods      454,824      454,824      454,824      441,440
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                         Statement of Partners' Capital




                                                 General      Limited
                                                 Partner      Partner        General     Limited
                                                  Units        Units         Partner     Partner       Total
                                                  --------------------------------------------------------------

Partners' capital - December 31, 1995                 50       183,947    $    1,000    $3,155,521   $3,156,521
Contributions                                       --         218,572          --       4,371,440    4,371,440
Offering costs                                                                  --        (487,266)    (487,266)
Net income (loss)                                                              6,080        (6,810)        (730)
Distributions                                                                 (6,080)     (601,965)    (608,045)
                                                  --------------------------------------------------------------
     Partners' capital  - December 31, 1996           50       402,519         1,000     6,430,920    6,431,920
Contributions                                       --          59,298          --       1,185,785    1,185,785
Offering costs                                                                  --        (129,680)    (129,680)
Net income (loss)                                                              9,087       (70,924)     (61,837)
Distributions                                                                 (9,087)     (899,627)    (908,714)
                                                  --------------------------------------------------------------
     Partners' capital - December 31, 1997            50       461,817         1,000     6,516,474    6,517,474
Net income                                                                     2,332        21,433       23,765
Distributions                                                                 (2,332)     (230,909)    (233,241)
                                                  --------------------------------------------------------------
     Partners' capital - March 31, 1998               50       461,817         1,000     6,306,998    6,307,998
Net income                                                                     2,332       148,121      150,453
Distributions                                                                 (2,332)     (230,909)    (233,241)
                                                  --------------------------------------------------------------
     Partners' capital - June 30, 1998                50       461,817    $    1,000    $6,224,210   $6,225,210
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 1998 and 1997




                                                                      1998               1997
                                                                    ----------------------------

Net income                                                           $ 174,218          $ 54,006
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                   1,686,680           777,290
     Loss on sale of computer equipment                                  1,054            31,955
     Other non-cash activities included in determination of
         net income                                                   (614,311)          (77,968)
     Changes in operating assets and liabilities:
       Lease  income receivables                                      (288,600)          (36,997)
       Interest and other receivables                                  (34,566)          (71,892)
       Accounts payable                                                 (8,537)          (36,771)
       Accounts payable - Commonwealth Capital Corp.                   (68,265)                -
      Unearned lease income                                            (38,886)            5,102
      Organization cost paid to the General Partner                          -           (12,451)
                                                                    ----------------------------
Net cash provided by operating activities                              808,787           632,274
Investing activities
Capital expenditures                                                  (301,289)       (1,077,466)
Net proceeds from sale of computer equipment                            28,909            10,585
Equipment acquisition fees paid to the General Partner                 (70,343)          (79,855)
                                                                    ----------------------------
Net cash used in investing activities                                 (342,723)       (1,146,736)

Financing activities
Partners' contributions                                                      -         1,185,785
Offering costs                                                               -          (129,680)
Offering costs paid to the General Partner                                   -           (23,123)
Distributions to Partners                                             (466,482)         (442,233)
Debt placement fee paid to the General Partner                         (11,748)                -
                                                                    ----------------------------
Net cash provided by (used in) financing activities                   (478,230)          590,749
                                                                    ----------------------------
Net increase (decrease) in cash and cash equivalents                   (12,166)           76,287
Cash and cash equivalents at beginning of year                         258,167         2,552,352
                                                                    ----------------------------
Cash and cash equivalents at end of period                           $ 246,001       $ 2,628,639
                                                                    ----------------------------
                                                                    ----------------------------




See accompanying notes.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                  June 30, 1998



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

The Partnership's primary sources of capital for the six months ended June 30, 1998, were from cash from operations of $809,000. The Partnership's primary sources of capital for the six months ended June 30, 1997, were from Partners' contributions of $1,186,000 and cash from operations of $632,000. The primary uses of cash for the six months ended June 30, 1998 and 1997, were for capital expenditures for new equipment totaling $301,000 and $1,077,000, respectively, the payment of preferred distributions to partners of $466,000 and $442,000 respectively, and the payment of acquisition fees of $70,000 and $80,000 respectively. In addition, the Partnership paid $12,000 of finance fees for the six months ended June 30, 1998, and $153,000 in offering cost for the six months ended June 30, 1997.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1998 and December 31, 1997 the Partnership had approximately $246,000 and $258,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $1,861,000 for the year ending December 31, 1998 and $4,667,000 thereafter. At June 30, 1998, the outstanding debt was $2,525,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through February 2001.

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

Results of Operations


For the quarter ended June 30, 1998, the Partnership recognized income of $1,148,000 and expenses of $998,000, resulting in net income of $150,000. For the quarter ended March 31, 1998, the Partnership recognized income of $924,000 and expenses of $900,000, resulting in net income of $24,000.

Lease income increased by 141% from $476,000 for the quarter ended June 30, 1997, to $1,145,000 for the quarter ended June 30, 1998, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the six months ended June 30, 1998, the Partnership expended $301,000 and assumed debt and equipment payable of $1,380,000 to acquire seven leases, which generated approximately $148,000 in revenue.

Interest income decreased 92% from $39,000 for the quarter ended June 30, 1997, to $3,000 for the quarter ended June 30, 1998. This decrease is the result of capital contributions being utilized for equipment purchases.

                      Commonwealth Income & Growth Fund II


Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 38% from approximately $13,000 for the quarter ended June 30, 1997, to $18,000 for the quarter ended June 30, 1998, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 148% from approximately $23,000 for the quarter ended June 30, 1997, to $57,000 for the quarter ended June 30, 1998, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 102% from approximately $429,000 for the quarter ended June 30, 1997, to $866,000 for the quarter ended June 30, 1998, which is attributable to the purchase of approximately $4,369,000 in additional equipment.

For the six month period ended June 30, 1998, the Partnership generated cash flow from operating activities of $809,000, which includes net income of $174,000, and depreciation and amortization expenses of $1,687,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $604,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $10,000.

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



                                       COMMONWEALTH INCOME & GROWTH FUND II
                                         BY: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC. General Partner




______________________                 By:___________________
Date                                   George S. Springsteen
                                       President