Form 10-Q
period 1998-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1998-11-06
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  For the transition period from                  to                       .
                                -----------------   ----------------------

                        Commission File Number: 33-89476

                      COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-2795120
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


                      Commonwealth Income & Growth Fund II

                                 Balance Sheets


                                                                                                (Audited)
                                                                         September 30,         December 31,
                                                                              1998                 1997
                                                                        ----------------      ---------------
Assets
Cash and cash equivalents                                                    $ 336,441             $ 258,167
Lease income receivable                                                        370,693               113,500
Accounts receivable - General Partner                                                -                15,821
Interest and other receivables                                                   2,452                   100


Computer equipment, at cost                                                 14,736,504            11,764,757
Accumulated depreciation                                                    (4,731,309)           (3,175,757)
                                                                        ----------------      ---------------
                                                                            10,005,195             8,589,000

Organization costs and deferred expenses, net of
   accumulated amortization of $335,040
   in 1998 and $232,708 in 1997                                                429,644               379,821
                                                                        ----------------      ---------------
Total assets                                                              $ 11,144,425           $ 9,356,409
                                                                        ----------------      ---------------
                                                                        ----------------      ---------------

Liabilities and partners' capital
Accounts payable                                                             $ 113,560              $ 96,326
Accounts payable - Commonwealth Capital Corp.                                        -                68,265
Accounts payable - General Partner                                               3,156                     -
Unearned lease income                                                          196,475               217,503
Computer equipment payable                                                   2,491,138               502,721
Notes payable                                                                2,215,632             1,954,120
                                                                        ----------------      ---------------
Total liabilities                                                            5,019,961             2,838,935

Partners' capital:
   General partner                                                               1,000                 1,000
   Limited partners                                                          6,123,464             6,516,474
                                                                        ----------------      ---------------
Total partners' capital                                                      6,124,464             6,517,474
                                                                        ----------------      ---------------
Total liabilities and partners' capital                                   $ 11,144,425           $ 9,356,409
                                                                        ----------------      ---------------
                                                                        ----------------      ---------------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations



                                                                  Three Months Ended                    Nine Months Ended
                                                                    September 30,                         September 30,
                                                               1998               1997              1998                1997
                                                               ----               ----              ----                ----
Income:
   Lease                                                       $ 1,043,818          $ 757,629       $ 3,108,323        $ 1,601,976
   Interest and other                                               12,893             12,669            20,745             89,108
   Gain on sale of computer equipment                              165,769                  -           164,716                  -
                                                               ------------         ----------      ------------       ------------
                                                                 1,222,480            770,298         3,293,784          1,691,084

Expenses:
   Operating, excluding depreciation                                49,422                950            77,348             16,268
   Equipment management fee - General Partner                       52,191             37,882           155,416             80,099
   Interest                                                         42,394              9,942           121,649              9,942
   Depreciation                                                    886,391            666,605         2,472,175          1,393,627
   Amortization of organization costs and deferred
      expenses                                                      59,587             42,433           160,483             92,701
   Loss on sale of computer equipment                                    -                  -                 -             31,955
                                                               ------------         ----------      ------------       ------------
                                                                 1,089,985            757,812         2,987,071          1,624,592
                                                               ------------         ----------      ------------       ------------

Net income                                                       $ 132,495           $ 12,486         $ 306,713           $ 66,492
                                                               ------------         ----------      ------------       ------------
                                                               ------------         ----------      ------------       ------------

Net income per equivalent limited
    partnership unit                                                $ 0.29             $ 0.03            $ 0.66             $ 0.15
                                                               ------------         ----------      ------------       ------------
                                                               ------------         ----------      ------------       ------------

Weighted average number of equivalent limited
   partnership units outstanding during the period                 461,817            461,817           461,817            448,307
                                                               ------------         ----------      ------------       ------------
                                                               ------------         ----------      ------------       ------------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                         Statement of Partners' Capital



                                              General      Limited
                                              Partner      Partner       General       Limited
                                               Units        Units        Partner       Partners'      Total
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - December 31, 1995             50        183,947    $     1,000    $ 3,155,521    $ 3,156,521
   Contributions                                            218,572           --        4,371,440      4,371,440
   Offering costs                                                             --         (487,266)      (487,266)
   Net income (loss)                                                         6,080         (6,810)          (730)
   Distributions                                                            (6,080)      (601,965)      (608,045)
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - December 31, 1996             50        402,519          1,000      6,430,920      6,431,920
   Contributions                                             59,298           --        1,185,785      1,185,785
   Offering costs                                                             --         (129,680)      (129,680)
   Net income (loss)                                                          9,087       (70,924)       (61,837)
   Distributions                                                             (9,087)     (899,627)      (908,714)
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - December 31, 1997             50        461,817          1,000      6,516,474      6,517,474
   Net income                                                                 2,332        21,433         23,765
   Distributions                                                             (2,332)     (230,909)      (233,241)
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - March 31, 1998                50        461,817          1,000      6,306,998      6,307,998
   Net income                                                                 2,332       148,121        150,453
   Distributions                                                             (2,332)     (230,909)      (233,241)
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - June 30, 1998                 50        461,817          1,000      6,224,210      6,225,210
   Net income                                                                 2,332       130,163        132,495
   Distributions                                                             (2,332)     (230,909)      (233,241)
                                            ----------    ----------  -------------   -----------   ------------
Partners' capital - September 30, 1998            50        461,817    $     1,000    $ 6,123,464     $6,124,464
                                            ----------    ----------  -------------   -----------   ------------
                                            ----------    ----------  -------------   -----------   ------------



See accompanying notes.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

              For the nine months ended September 30, 1998 and 1997


                                                                                       1998               1997
                                                                                    -----------       -----------
Operating activities
Net income                                                                           $ 306,713       $    66,492
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                  2,632,658         1,579,980
      Loss (gain) on sale of computer equipment                                       (164,716)           31,955
      Other noncash activities included in the
        determination of net income                                                 (1,059,637)         (217,562)
      Changes in operating assets and liabilities:
        Lease income receivable                                                       (257,193)           16,406
        Other receivables                                                               13,469            12,283
        Accounts payable                                                               (51,031)          (22,754)
        Accounts payable - General Partner                                               3,156            82,770
        Equipment payable                                                              502,721               -
        Unearned lease income                                                          (21,028)           68,146
                                                                                    -----------       -----------
Net cash provided by operating activities                                            1,905,112         1,617,716

Investing activities
Capital expenditures                                                                (1,115,991)       (3,982,900)
Payment of computer equipment payable                                                 (502,721)              -
Net proceeds from sale of computer equipment                                           701,903            10,584
Increase in organization costs and deferred expenses                                      -             (106,102)
Equipment acquisition fees paid to the General Partner                                (198,558)         (181,669)
                                                                                    -----------       -----------
Net cash used in investing activities                                               (1,115,367)       (4,260,087)

Financing activities
Partners' contributions                                                                      -         1,185,785
Offering costs                                                                               -          (129,680)
Distributions to partners                                                             (699,723)         (675,474)
Debt placement fees paid to the General Partner                                        (11,748)          (16,632)
                                                                                    -----------       -----------

Net cash provided by (used in) financing activities                                   (711,471)          363,999
                                                                                    -----------       -----------

Net increase (decrease) in cash and cash equivalents                                    78,274        (2,278,372)
Cash and cash equivalents at beginning of period                                       258,167         2,552,352
                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                           $ 336,441         $ 273,980
                                                                                    -----------       -----------
                                                                                    -----------       -----------


See accompanying notes.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                               September 30, 1998



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

The Partnership's primary sources of capital for the nine months ended September 30, 1998, were from cash from operations of $1,905,000. The Partnership's primary sources of capital for the nine months ended September 30, 1997, were from Partners' contributions of $1,186,000 and cash from operations of $1,618,000. The primary uses of cash for the nine months ended September 30, 1998 and 1997, were for capital expenditures for new equipment totaling $1,116,000 and $3,983,000, respectively, the payment of preferred distributions to partners of $700,000 and $675,000 respectively, the payment of acquisition fees of $199,000 and $182,000 respectively, and the payment of finance fees of $12,000 and $17,000, respectively. In addition, the Partnership paid $130,000 in offering cost for the nine months ended September 30, 1997.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1998 and December 31, 1997 the Partnership had approximately $336,000 and $258,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $1,026,000 for the year ending December 31, 1998 and $6,075,000 thereafter. At September 30, 1998, the outstanding debt was $2,216,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through February 2001.

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

Results of Operations

For the quarter ended September 30, 1998, the Partnership recognized income of $1,222,000 and expenses of $1,090,000, resulting in net income of $132,000. For the quarter ended June 30, 1998, the Partnership recognized income of $1,148,000 and expenses of $998,000, resulting in net income of $150,000. For the quarter ended March 31, 1998, the Partnership recognized income of $924,000 and expenses of $900,000, resulting in net income of $24,000.

Lease income increased by 38% from $757,000 for the quarter ended September 30, 1997, to $1,044,000 for the quarter ended September 30, 1998, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the nine months ended September 30, 1998, the Partnership expended $1,116,000 and assumed debt and equipment payable of $3,310,000 to acquire ten leases, which generated approximately $607,000 in revenue.

                      Commonwealth Income & Growth Fund II

Interest income remained constant at $13,000 for the quarters ended September 30, 1998 and 1997.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 4,800% from approximately $1,000 for the quarter ended September 30, 1997, to $49,000 for the quarter ended September 30, 1998, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 37% from approximately $38,000 for the quarter ended September 30, 1997, to $52,000 for the quarter ended September 30, 1998, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 33% from approximately $709,000 for the quarter ended September 30, 1997, to $946,000 for the quarter ended September 30, 1998, which is attributable to the purchase of approximately $4,426,000 in additional equipment.

For the nine month period ended September 30, 1998, the Partnership generated cash flow from operating activities of $1,905,000, which includes net income of $307,000, and depreciation and amortization expenses of $2,633,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $913,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $147,000.

For the nine month period ended September 30, 1997, the Partnership generated cash flow from operating activities of $1,618,000, which includes net income of $66 1,000, and depreciation and amortization expenses of $1,580,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $196,00 and lease income paid to original lessors in lieu of cash payments for computer equipment of $22,000.

Part II:   OTHER INFORMATION

                      Commonwealth Income & Growth Fund II


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



                                       COMMONWEALTH INCOME & GROWTH FUND II
                                         BY: COMMONWEALTH INCOME & GROWTH
                                                 FUND, INC. General Partner




-----------------------                By:
Date                                      --------------------------------------
                                       George S. Springsteen
                                       President