Form 10-K405
period 1998-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 1999-04-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:  33-89476
                      COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                 23-2795120
(State or other jurisdiction of                       (I.R.S. Employer Identification Number)
incorporation or organization)

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

YES   /X/    NO  / /

Indicate by check mark if disclosure of delinquent fillers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES   /X/    NO  / /


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

As of December 31, 1998, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of

Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1998, the Partnership has not entered into any such agreements.

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


DIVERSIFICATION
Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1998, the Partnership has acquired a diversified Equipment portfolio which it has leased to 21 different companies located throughout the United States. Approximately 18% of the Equipment acquired by the Partnership consists of Printers. Approximately another 26% of the Equipment acquired by the Partnership consists of Workstations. Approximately 28% of the Equipment acquired by the Partnership consists of tape storage. Approximately 23% of the Equipment acquired by the Partnership consists of escon drivers. Approximately 5% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.


DESCRIPTION OF LEASES
The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1998, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1998, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1998, the Partnership has not entered into any such agreements.


BORROWING POLICIES
The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1998, the aggregate nonrecourse debt outstanding of $4,770,000 was 33% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1998, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1998, no such agreements existed.

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


REFINANCING POLICIES
Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1998, the Partnership has not refinanced any of its debt.

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


INVESTMENTS
As of March 31, 1999, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                    EQUIPMENT                     LIST         PURCHASE   MONTHLY      LEASE
LESSEE                     MFG      DESCRIPTION                   PRICE         PRICE      RENT         TERM
Chrysler                   STK      (2) 9490-M34                 686,158        490,110     12,001        48
ADP                        IBM      (1) 3490-A20                 422,900        178,673      4,290        36
Household Intl.            STK      (3) 9490-M34                 671,898        405,628      9,100        36
Timken                     DEC      (1) Alpha server             259,507        204,781      5,308        36
Timken                     DEC      (1) Alpha server              46,657         40,928      1,062        36
Johnson Control            HP       (13) HP9000-C110             441,415        304,718      7,961        36
Honda R&D                  SGI      Onyx Infinite Reality        323,108        263,498      7,076        36
AT&T                       IBM      (1) 3900 DW1/DW2             746,485        477,466     10,205        36
Federated                  IBM     (38) 3130-020                 909,910        600,000     15,162        34
Lucent                     SUN      (1)E6000 server              642,452        461,207     12,042        36
Lucent upgrade             SUN      Upgrade to server             97,000         69,559      2,046        34
AT&T                       STK      (9) 9490-M34               2,015,694      1,268,909     31,144        36
Avon                       IBM      (75%) (8) 3900-OW1         2,002,710      1,542,485     37,058        36
Chrysler                   IBM      (2) ES3000                 1,146,500        778,454     22,844        24
Allied Signal              HP       (20) C180 workstations       838,339        362,615     11,775        24
Transamerica               SUN      (2) ES3000 servers           212,730        154,965      3,976        36
Computer Science Corp.     SGI      (50%) (141) workstations   2,055,893        822,455     21,031        36
Charles Schwab             IBM      (2) 9032-003                 845,043        523,399     11,910        36
Charles Schwab             IBM      (20%)(6)9032-003           2,479,443      1,509,981      6,989        36
Equitable Life             SUN      (2)E3000                     336,220        244,673      6,491        36
Chase                      SUN      (3) E45D                     358,562        249,501      8,386        24
Aetna                      STK      (2) 9490-M34                 535,932        194,272      4,395        36
Equitable Life             SUN      6000 server                  617,310        466,946     12,186        36
Chrysler                   STK      Redwood tape drives          466,140        275,094      6,313        36
Chrysler                   STK      Redwood tape drives          310,760        183,396      4,209        36
Depository Trust           ESCON    (4) 9032  directors        1,644,436      1,312,867     33,376        31
Depository Trust           ESCON    (4) 9032  directors        1,644,436      1,225,784     33,376        27
Pitney Bowes               IBM      (1) 3590                   1,846,080      1,026,634     20,045        40
Lucent                     SUN      (1) 4500 server              184,897        120,701      3,091        36
Kaiser                     IBM      (7) RS6000                   770,611        560,621     14,928        36
Kaiser                     BIM      (2) RS170                    209,445        138,149      3,666        36

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


EMPLOYEES
The Partnership has no employees and receives administrative and other services from the General Partner which has 12 employees.


ITEM 2:  PROPERTIES

NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND


                  RELATED STOCKHOLDER MATTERS
There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1998, there were 501 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.


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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1998, 1997 and 1996.


QUARTER ENDED                       1998             1997              1996
-------------                 --------------      ------------       -----------


March 31                            $230,908          $211,022          $108,647

June 30                              230,908           226,789           137,297

September 30                         230,909           230,908           164,131

December 31                          230,904           230,908           191,890
                                    --------------------------------------------
                                    $923,634          $899,627          $601,965
                                    --------------------------------------------
                                    --------------------------------------------

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

ITEM 6: SELECTED FINANCIAL DATA The following table sets forth, in summary form, certain financial data for the Partnership for the year ended December 31, 1998, 1997, 1996 and for the period ended December 31, 1995. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                          YEAR ENDED DECEMBER 31                  PERIOD ENDED
         -----------------------------------------------------------------------  ------------
                                    1998             1997              1996           1995
         -----------------------------------------------------------------------  ------------
Lease Income                   $4,212,862       $2,444,661         $1,123,685     $ 95,538

Net Loss                         (541,744)         (61,837)              (730)     (12,065)

Cash Distributions                932,964          908,714            608,045       84,642

Net Loss per Limited
  Partnership Unit                  (1.19)            (.16)              (.02)        (.09)

Cash Distribution per
  Limited Partnership Unit           2.00             2.00               2.00          .55


                                                 DECEMBER 31

                                    1998             1997              1996          1995
                  ----------------------------------------------------------------------------

Total Assets                   $10,082,970      $9,356,409         $6,614,654     $3,373,407

Notes Payable                    4,769,529       1,954,120                 --             --



Net loss per Limited Partnership unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the year. Cash distribution per Limited Partnership Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the years ended December 31, 1998, 1997 and 1996, were from cash from operations of $1,924,000, $1,957,000, and $949,000, respectively, and from Partners' contributions of $1,186,000 and $4,371,000, respectively, for the years ended December 31, 1997 and 1996. The primary uses of cash for the years ended December 31, 1998, 1997 and 1996, were for capital expenditures for new equipment totaling $1,702,000, $4,179,000, and $1,777,000, the payment of acquisition fees of $223,000, $203,000, and $147,000, for the payment of preferred distributions to partners totaling $933,000, $909,000, and $608,000, respectively, and for the payment of offering costs totaling $130,000, and $487,000, respectively, for the years ended December 31, 1997 and 1996.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1998 and 1997 the Partnership had approximately $136,000 and $258,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 6% from December 31, 1997 to December 31, 1998, due to computer equipment leases with expiration dates in 1999. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $3,969,000 for the year ended 1999 and $2,978,000 thereafter. During 1998 and 1997, the Partnership incurred debt in connection with the purchase of computer equipment totaling $4,352,000 and $2,359,000, respectively. At December 31, 1998, the outstanding debt was $4,770,000, with interest rates ranging from 6.4% to 8.2% and will be payable through December 2001. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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


RESULTS OF OPERATIONS
1998 AND 1997 OPERATING RESULTS

For the years ended December 31, 1998 and 1997, the Partnership recognized income of $4,246,000 and $2,540,000 and expenses of $4,787,000 and
$2,602,000, resulting in net loss of $542,000 and $62,000 for the years ended December 31, 1998, and 1997.

Lease income increased by 72% over 1997 primarily due to the addition of operating leases in 1998. In 1998 the partnership expended approximately $1,702,000 in cash and assumed debt of $4,352,000 to acquire 12 additional leases.

Interest income decreased 65% from $95,000 for the year ended December 31, 1997 to $33,000 for the year ended December 31, 1998, as a result of the capital contributions and rental income being used to purchase additional computer equipment.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 43% decrease from approximately $164,000 during the year ended December 31, 1997 to $94,000 during the year ended December 31, 1998 is primarily attributable to a decrease in the reimbursable expenses to Com Cap Corp. for costs incurred in connection with the administration and operation of the Partnership. Certain administration and operational expenses were not charged to the Partnership by Com Cap. Corp. in 1996 for third party costs incurred for certain periodic filings of the Partnership. These cost were charged to the Partnership in 1997.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 73% from approximately $122,000 during the year ended December 31, 1997 to $211,000 during the year ended December 31, 1998, which is consistent with the increase in lease income.

The Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership recorded a charge of $578,000 to depreciation expense to record certain assets at their estimated fair value at December 31, 1998.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. The 90% increase from approximately $2,247,000 during the year ended December 31, 1997 to $4,279,000 during the year ended December 31, 1998 is attributable to the 23% increase in the computer equipment portfolio being leased and the $578,000 charge related to the write down of computer equipment in 1998.

The Partnership sold computer equipment with a net book value of $851,000 during the year ended December 31, 1998, for a net gain of $500.

For the year ended December 31, 1998, the Partnership generated cash flow from operating activities of $1,924,000, which includes a net loss of $542,000 reduced by depreciation and amortization expenses of $4,279,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,537,000.

1997 and 1996 OPERATING RESULTS

For the year ended December 31, 1997 and 1996, the Partnership recognized income of $2,602,000 and $1,194,000 and expenses of $2,569,000 and $1,195,000, resulting in net loss of $62,000 and $1,000, respectively.

Lease income increased by 118% over 1996 primarily due to the addition of operating leases in 1997. In 1997 the Partnership expended approximately $4,179,000 in cash and assumed debt of $2,359,000 to acquire 11 additional leases.

Interest income increased 36% from $70,000 for the year ended December 31, 1996 to $95,000 for the year ended December 31, 1997, as a result of the capital contributions and rental income being temporarily invested in money market accounts.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 128% increase from approximately $57,000 during the year ended December 31, 1996 to $164,000 during the year ended December 31, 1997 is primarily attributable to an increase in the reimbursable expenses to Com Cap Corp. for costs incurred in connection with the administration and operation of the Partnership which were not charged by Com Cap Corp. in 1996 and for third party costs incurred for certain periodic filings of the Partnership.

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

In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The adoption of FAS 121 had no effect on the 1997 or 1996 financial statements.

For the year ended December 31, 1997, the Partnership generated cash flow from operating activities of $1,957,000, which includes a net loss of $62,000 reduced by depreciation and amortization expenses of $2,247,000. Other noncash activities included in the determination of the net loss includes direct payments of lease income by lesses to banks of $405,000


IMPACT OF YEAR 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function property with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partner expects that its modifications will be completed by the third quarter of 1999. The costs are not expected to exceed $15,000 and only a small percentage of these costs would be charged to the Partnership. As of December 31, 1998, the General Partner has not incurred any significant expense.

The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence due to the equipment not being Year 2000 compliant. The Year 2000 issue may also affect the carrying value of the equipment when it comes off of lease or be detrimental in negotiating release rates which may lead to equipment write downs or else than favorable lease recoveries. Management has considered these factors in determining the recovery of its equipment at December 31, 1998, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment the Partnership does not believe that the amounts, if any, for the reduction in carrying values of equipment due to the Year 2000 issue will have a significant effect on operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership believes its exposure to market risk is not material due to the fixed interest rates of its long term debt.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Commonwealth Income & Growth Fund II

                              Financial Statements

                  Years ended December 31, 1998, 1997 and 1996

                                    CONTENTS

Report of Independent Auditors.........................................1

Audited Financial Statements

Balance Sheets.........................................................2
Statements of Operations...............................................3
Statements of Partners' Capital........................................4
Statements of Cash Flows...............................................5
Notes to Financial Statements..........................................6


                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund II

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Philadelphia, Pennsylvania
January 23, 1999

                      Commonwealth Income & Growth Fund II

                                 Balance Sheets


                                                                    DECEMBER 31
                                                               1998            1997
                                                         ------------    -------------
ASSETS
Cash and cash equivalents                                $    136,208    $     258,167
Lease income receivable                                       246,930         113,500
Accounts receivable - General Partner                          14,510          15,821
Interest and other receivables                                 10,727             100

Computer equipment, at cost                                14,085,926      11,764,757
Accumulated depreciation                                   (4,683,752)     (3,175,757)
                                                         ------------    -------------
                                                            9,402,174       8,589,000

Equipment acquisition costs and deferred expenses, net
    of accumulated amortization of $275,691 for 1998
    and $191,242 for 1997                                     372,318         306,818
Organization costs, net of accumulated amortization of
    $64,366 for 1998 and $41,466 for 1997                      50,103          73,003
                                                         ------------    -------------
Total assets                                             $ 10,232,970    $  9,356,409
                                                         ------------    -------------
                                                         ------------    -------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                         $     93,063    $     96,326
Accounts payable - Commonwealth Capital Corp.                      --          68,265
Unearned lease income                                         177,612         217,503
Equipment payable                                                  --         502,721
Notes payable                                               4,769,529       1,954,120
                                                         ------------    -------------
Total liabilities                                           5,040,204       2,838,935

Partners' capital:
        General partner                                         1,000           1,000
        Limited partners                                    5,191,766       6,516,474
                                                         ------------    -------------

Total partners' capital                                     5,192,766       6,517,474
                                                         ------------    -------------
Total liabilities and partners' capital                  $ 10,232,970    $  9,356,409
                                                         ------------    -------------
                                                         ------------    -------------


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations


                                                            YEAR ENDED DECEMBER 31
                                                      1998         1997            1996
                                                 -----------   -----------    -----------
Income:
       Lease                                     $ 4,212,862   $ 2,444,661    $ 1,123,685
       Interest and other                             32,798        95,346         70,429
                                                 -----------   -----------    -----------
                                                   4,245,660     2,540,007      1,194,114

Expenses:
       Operating, excluding depreciation              93,840       163,749         56,707
       Equipment management fee paid to
              General Partner                        210,643       122,233         56,184
       Depreciation                                3,908,603     2,107,744        997,708
       Amortization of organization costs,
              equipment acquisition costs, and
              deferred expenses                      220,296       139,057         84,245
       Interest                                      204,022        37,106             --
       Loss on sale of computer equipment                 --        31,955             --
                                                 -----------   -----------    -----------
                                                   4,637,404     2,601,844      1,194,844
                                                 -----------   -----------    -----------
Net loss                                         $  (391,744)  $   (61,837)   $      (730)
                                                 -----------   -----------    -----------
                                                 -----------   -----------    -----------
Net loss per equivalent limited
     partnership unit                            $      (.87)  $      (.16)   $      (.02)
                                                 -----------   -----------    -----------
                                                 -----------   -----------    -----------
Weighted average number of equivalent
     limited partnership units outstanding
     during the period                               461,817       451,712        300,982
                                                 -----------   -----------    -----------
                                                 -----------   -----------    -----------


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                         Statements of Partners' Capital


                               GENERAL     LIMITED
                               PARTNER     PARTNER      GENERAL      LIMITED
                                UNITS       UNITS       PARTNER      PARTNERS      TOTAL
                              ---------  ----------    ----------   ----------   ------------
Partners' capital -
       December 31, 1995           50      183,947     $  1,000   $ 3,155,521   $ 3,156,521
Contributions                      --      218,572           --     4,371,440     4,371,440
Offering costs                     --           --           --      (487,266)     (487,266)
Net income (loss)                  --           --        6,080        (6,810)         (730)
Distributions                      --           --       (6,080)     (601,965)     (608,045)
                              ---------  ----------    ----------   ----------   ------------
Partners' capital -
       December 31, 1996           50      402,519        1,000     6,430,920     6,431,920
Contributions                      --       59,298           --     1,185,785     1,185,785
Offering costs                     --           --           --      (129,680)     (129,680)
Net income (loss)                  --           --        9,087       (70,924)      (61,837)
Distributions                      --           --       (9,087)     (899,627)     (908,714)
                              ---------  ----------    ----------   ----------   ------------
Partners' capital -
       December 31, 1997           50      461,817        1,000     6,516,474     6,517,474
Net income (loss)                  --           --        9,330      (401,074)     (391,744)
Distributions                      --           --       (9,330)     (923,634)     (932,964)
                              ---------  ----------    ----------   ----------   ------------

Partners' capital -
       December 31, 1998           50      461,817     $  1,000    $5,191,766   $ 5,192,766
                              ---------  ----------    ----------   ----------   ------------
                              ---------  ----------    ----------   ----------   ------------


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows


                                                                     YEAR ENDED DECEMBER 31
                                                                  1998           1997            1996
                                                             ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                     $  (391,744)   $   (61,837)   $      (730)
Adjustments to reconcile net loss to net cash
       provided by operating activities:
              Depreciation and amortization                    4,128,899      2,246,801      1,081,953
              (Gain) loss on sale of computer
                     equipment                                      (493)        31,955             --
              Other noncash activities included in
                     determination of net loss                (1,558,644)      (416,823)        (4,290)
              Changes in operating assets and
                     liabilities:
                     Lease income receivable                    (133,430)       (33,486)       (32,895)
                     Accounts receivable - General Partner         1,311        (15,821)            --
                     Interest and other receivables              (10,627)        19,451         (9,975)
                     Accounts payable                             (3,263)         3,372         61,955
                     Accounts payable - Commonwealth
                           Capital Corp.                         (68,265)        68,265       (148,141)
                     Unearned lease income                       (39,891)       127,723         52,034
                     Organization costs paid to the
                           General Partner                            --        (12,451)       (50,528)
                                                             ------------   ------------   ------------

Net cash provided by operating activities                      1,923,853      1,957,149        949,383

INVESTING ACTIVITIES
Capital expenditures                                          (1,701,559)    (4,179,080)    (1,777,488)
Net proceeds from sale of computer equipment                     851,607         10,585             --
Equipment acquisition fees paid to the
       General Partner                                          (222,916)      (202,760)      (147,448)
                                                             ------------   ------------   ------------
Net cash used in investing activities                         (1,072,868)    (4,371,255)    (1,924,936)

FINANCING ACTIVITIES
Partners' contributions                                               --      1,185,785      4,371,440
Offering costs                                                        --       (106,556)      (406,651)
Offering costs paid to the General Partner                            --        (23,124)       (80,615)
Distributions to partners                                       (932,964)      (908,714)      (608,045)
Debt placement fee paid to the General Partner                   (39,980)       (27,470)            --
                                                             ------------   ------------   ------------
                                                             ------------   ------------   ------------
Net cash (used in) provided by financing activities
                                                                (972,944)       119,921      3,276,129
                                                             ------------   ------------   ------------

Net (decrease) increase in cash and cash
       equivalents                                              (121,959)    (2,294,185)     2,300,576
Cash and cash equivalents at beginning
       of year                                                   258,167      2,552,352        251,776
                                                             ------------   ------------   ------------
                                                             ------------   ------------   ------------
Cash and cash equivalents at end of year                     $   136,208    $   258,167    $ 2,552,352
                                                             ------------   ------------   ------------
                                                             ------------   ------------   ------------


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                December 31, 1998

1. BUSINESS

Commonwealth Income & Growth Fund II (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

Allocations of income and distributions of cash are based on the Commonwealth Income & Growth Fund II, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. Annual cash distributions to limited partners have been made at a rate of 10% (Preferred Distribution) of their original contributed capital. Distributions during 1998, 1997 and 1996 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit for units which were outstanding for the entire year. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1998, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                      Commonwealth Income & Growth Fund II

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

During 1998, the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $428,000 in the fourth quarter of 1998 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. There were no adjustments during 1997 or 1996.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

                      Commonwealth Income & Growth Fund II

2. ACCOUNTING POLICIES (Continued)

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 is required to be adopted in the first quarter of 1999 and will result in the write-off of $50,000 of unamortized organization costs.

                      Commonwealth Income & Growth Fund II

3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 22 to 48 months. In general, associated costs such as repairs and maintenance, insurance, and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1998.

           1999                     $3,969,000
           2000                      2,450,000
           2001                        528,000
                                    -----------
                                   $ 6,947,000
                                    -----------
                                    -----------


Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 33% of lease income for the year ended December 31, 1998. Lease income from four lessees, each exceeding 10% of lease income, aggregated 55% of the lease income for the year ended December 31, 1997. Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 75% of lease income for the year ended December 31, 1996.

4. RELATED PARTY TRANSACTIONS

ORGANIZATIONAL FEE

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1997, and 1996, such organizational fees of approximately $36,000, and $131,000, respectively, were paid to the General Partner. No organizational fees were paid during 1998.

                      Commonwealth Income & Growth Fund II

4. RELATED PARTY TRANSACTIONS (Continued)

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1998 and 1997, $30,000 and $110,000, respectively, of expenses were reimbursed to the General Partner. No expenses were reimbursed in 1996.

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 1998, 1997, and 1996, equipment acquisition fees of approximately $223,000, $203,000, and $147,000, respectively, were paid to the General Partner.

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1998 and 1997, debt placement fees of approximately $40,000 and $27,000, respectively, were paid to the General Partner. There were no such fees paid to the General Partner in 1996.

                      Commonwealth Income & Growth Fund II

4. RELATED PARTY TRANSACTIONS (Continued)

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1998, 1997, and 1996, equipment management fees of approximately $211,000, $122,000, and $56,000, respectively, were paid to the General Partner, as determined pursuant to section (ii) above.

RE-LEASE FEE

As compensation for providing re-leasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its Affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1998, 1997, or 1996.

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1998, 1997, or 1996.

                      Commonwealth Income & Growth Fund II

5. NOTES PAYABLE

Notes payable consisted of the following:


                                                                                                1998                         1997
                                                                                              -------------------------------------
Installment note payable to a bank; interest at 7.5%;due in monthly installments
       of $22,844 including interest through June 1999                                        $       134,127      $       387,852
Installment note payable to a bank; interest at 7.5%; due in monthly
       installments of $31,144 including interest through May 2000                                    500,883              823,908
Installment note payable to a bank; interest at 8.2%;due in monthly installments
       of $3,976 including interest through June 2000                                                  67,126              107,518
Installment note payable to a bank; interest at 6.4%;due in monthly installments
       of $21,028 including interest through September 2000                                           416,767              634,842
Installment note payable to a bank; interest at 6.5%; due in monthly
       installments of $11,910 including interest through November 2000                               256,927                    -
Installment note payable to a bank; interest at 7.0%; due in monthly
       installments of $6,491 including interest through February 2001                                156,170                    -
Installment note payable to a bank; interest at 7.5%; due in monthly
       installments of $4,395 including interest through February 2001                                105,741                    -
Installment note payable to a bank; interest at 6.5%; due in monthly
       installments of $6,989 including interest through November 2000                                150,770                    -
Installment note payable to a bank; interest at 7.0%; due in monthly
       installments of $8,386 including interest through February 2000                                112,424                    -
Installment note payable to a bank; interest at 7.0%; due in monthly
       installments of $33,736 including interest through December 2000                               748,005                    -


                      Commonwealth Income & Growth Fund II

5. NOTES PAYABLE (Continued)


                                                                                                     1998                 1997
                                                                                              -------------------------------------
Installment note payable to a bank; interest at 7.0%; due in monthly
       installments of $33,736 including interest through April 2001                          $          845,760     $            -
Installment note payable to a bank; interest at 6.6%; due in monthly
       installments of $6,314 including interest through August 2001                                     184,925                  -
Installment note payable to a bank; interest at 6.4%; due in monthly
       installments of $4,209 including interest through June 2001                                       116,473                  -
Installment note payable to a bank; interest at 7.0%; due in monthly
       installments of $20,045 including interest through December 2001                                  649,571                  -
Installment note payable to a bank; interest at 7.1%; due in monthly
       installments of $12,186 including interest through May 2001                                       323,860                  -
                                                                                              -------------------------------------
                                                                                              $        4,769,529     $    1,954,120
                                                                                              -------------------------------------
                                                                                              -------------------------------------



These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1998 are as follows:


                  1999                     $  2,337,193
                  2000                        1,939,550
                  2001                          492,786
                                           ------------
                                           $  4,769,529
                                           ------------
                                           ------------



The fair market value of debt approximates its carrying value at December 31, 1998 and 1997.

                      Commonwealth Income & Growth Fund II

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities included in the determination of net loss are as follows:


                                                                                          1998             1997            1996
                                                                                   ------------------------------------------------
Lease  income, net of interest expense on notes payable realized as a result of
       direct payment of principal by lessee to bank                                 $  1,536,818       $  404,913      $      -
Lease income paid to original lessor in lieu of cash payment for computer
       equipment acquired                                                                  21,826           11,910         4,290
                                                                                   ------------------------------------------------
                                                                                   ------------------------------------------------
Total adjustment to net loss from other noncash activities
                                                                                     $  1,558,644       $  416,823      $  4,290
                                                                                   ------------------------------------------------
                                                                                   ------------------------------------------------




No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

                                                            1998                    1997                  1996
                                                      ------------------------------------------------------------
Debt assumed in connection with the
    purchase of computer equipment                     $    4,352,228          $   2,359,033          $    -
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------
Accounts payable in connection with the
    purchase of computer equipment                     $            -          $     502,721          $    -
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------
Computer equipment payable converted to
    a note payable                                     $      502,721          $           -          $    -
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------



7. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO
              TAXABLE INCOME ON THE FEDERAL PARTNERSHIP RETURN

                                                                     1998                  1997                  1996
                                                               ------------------------------------------------------------
Net loss for financial reporting purposes                       $    (391,744)         $   (61,837)         $       (730)
       Adjustments:
              Depreciation                                          1,060,451              387,081               167,614
              Amortization                                            179,834              112,007                68,035
              Unearned lease income                                   (65,610)              71,392                22,980
              Loss on sale of computer equipment                     (455,968)              (7,011)                    -
       Other                                                          (19,753)              33,265                     -
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------
Taxable income on the Federal
       Partnership Return                                       $     307,210          $   534,897          $    257,899
                                                               ------------------------------------------------------------
                                                               ------------------------------------------------------------


                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1998




                                    CONTENTS

Report of Independent Auditors.................................................1

Balance Sheet..................................................................2
Notes to Balance Sheet.........................................................3


                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1998, in conformity with generally accepted accounting principles.


Philadelphia, PA                                 /s/ Ernst & Young LLP
April 3, 1998

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1998


ASSETS
Cash                                                         $           500
Investment in Partnerships                                             3,000
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------
LIABILITIES
Accounts payable to Income Funds and
    Commonwealth Capital Corp.                               $         2,400


STOCKHOLDERS' EQUITY Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100                                   100
Additional paid-in capital                                         1,001,000
                                                             ---------------
                                                                   1,001,100
Less: note receivable                                             (1,000,000)
                                                             ---------------
                                                                       1,100
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------




SEE ACCOMPANYING NOTES.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1998

1. THE COMPANY

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership, the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership, and the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

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

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interest. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1998






                                    CONTENTS


Report of Independent Auditors................................................1

Consolidated Balance Sheet....................................................2
Notes to Consolidated Balance Sheet...........................................3


                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1998 in conformity with generally accepted accounting principles.




Philadelphia, Pennsylvania                       /s/ Ernst & Young LLP
April 3, 1998

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1998

ASSETS
Cash and cash equivalents                                 $          143,089
Receivables from Income Funds                                        190,749
Advances to Income Funds                                             232,000
Other receivables                                                    114,607
Income taxes receivable                                               50,000
Minimum lease payments receivable, net of
    unearned interest income of $2,480,187                         5,785,000
Investment in Income Funds                                            15,200
Other assets                                                          11,731
Office furniture and equipment, net of
    accumulated depreciation of $97,926                               19,926
Deferred offering costs                                              223,670
                                                          ------------------
Total assets                                              $        6,785,972
                                                          ------------------
                                                          ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                     $          252,987
Due to Income Funds                                                   46,113
Nonrecourse obligations                                            5,785,000
                                                          ------------------
Total liabilities                                                  6,084,100

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10                                 10
    Retained earnings                                                701,862
                                                          ------------------
Total stockholder's equity                                           701,872
                                                          ------------------
Total liabilities and stockholder's equity                $        6,785,972
                                                          ------------------
                                                          ------------------




SEE ACCOMPANYING NOTES.

                           Commonwealth Capital Corp.

                       Notes to Consolidated Balance Sheet

                                February 28, 1998

3

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 28, 1998, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

All of the Company's fee income is derived from the Income Funds within the leasing industry. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.

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

                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1998, cash equivalents were invested in a money market fund investing directly in treasury obligations.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $46,113 at February 28, 1998. Financial information of the Income Funds as of December 31, 1997, is as follows:


Total assets                                  $     29,851,000
Nonrecourse debt                                    10,903,000
Other liabilities                                    2,281,000
Partners' capital                                   16,667,000
Net income (loss)                                      280,000


                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1998. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

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

Fees from two Income Funds for the year ended February 28, 1998, each exceeding 10% of total fee income for the year, aggregated 66%.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1998 under the leases and certificates of participation are approximately $5,785,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,530,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1998 to 2011.

                           Commonwealth Capital Corp.

3. LEASE COMMITMENTS (CONTINUED)

Future minimum lease payments to be received as of February 28, 1998 are as follows:


1999                                                    $       920,374
2000                                                            903,828
2001                                                            906,935
2002                                                            683,324
2003                                                            684,490
Thereafter                                                    4,166,236
                                                        ---------------
                                                              8,265,187
Less amount representing interest                             2,480,187
                                                        ---------------
Total                                                   $     5,785,000
                                                        ---------------
                                                        ---------------



The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1999 through 2001. Future minimum lease payments under noncancelable operating leases at February 28, 1998 are $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.

4. PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued. There was no profit-sharing contribution for the year ended February 28, 1998.

5. INCOME TAXES

The Company files a consolidated federal income tax return with CDI and its subsidiaries.

The Company has a net deferred tax asset of $237,000 at February 28, 1998, arising primarily from investment tax credits and net operating loss carryforwards. The deferred tax asset is net of deferred tax liabilities associated with ownership of general partnership interests in the various operating Income Funds of $53,000 at February 28, 1998. The Company has recorded a valuation allowance of approximately $237,000 because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.

                           Commonwealth Capital Corp.

5. INCOME TAXES (CONTINUED)

The Company has investment tax credit carryforwards of $129,000 at February 28, 1998 which expire in 1999 through 2001. The Company has federal net operating loss carryforwards of $1,512,000, which expire in 1999 through 2001.

6. RELATED PARTY TRANSACTIONS

During 1998, the Company made $697,000, in cash advances to certain Income Funds to fund cash distributions to limited partners. The Company determined that approximately $176,000 of these advances were uncollectible and such amounts were written off. The remaining advances of $232,000 are due on demand.

During 1998, the Company determined that $12,750 in receivables from certain Income Funds were uncollectible and such amounts were written off.

7. LEGAL SETTLEMENT

In fiscal 1998, the Company was a plaintiff in a lawsuit against a company that provided office space and administrative support services in prior years. In fiscal 1998, the Company was awarded a $50,000 judgment against this company which has been included in other income. The entire balance is included in other receivables at February 28, 1998.

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

The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                       TITLE
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
                           Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and Secretary of the General
                           Partner and Com Cap Corp.

Kathleen S. Enscoe        Vice President and Controller of the General Partner and Com Cap Corp.

Magdalia Cruz             Assistant Vice President of Com Cap Corp.



Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

George S. Springsteen, age 64, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

Kimberly A. MacDougall, age 39, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

Kathleen S. Enscoe, age 33, is Assistant Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

Magdalia Cruz, age 30, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by Com Cap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shaffer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. in Business Management and Marketing at Chestnut Hill College. Ms. Cruz is a member of the Equipment Leasing Association, Investment Partnership Association, and holds her Series 22, 63 and 39 NASD licenses.

Henry J. Abott, age 48, is Vice President and Portfolio manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Before joining Com Cap Corp., Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where he managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

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


                                                                          AMOUNT         AMOUNT         AMOUNT
ENTITY RECEIVING                                                          INCURRED       INCURRED       INCURRED
COMPENSATION         TYPE OF COMPENSATION                                 DURING 1998    DURING 1997    DURING 1996
-----------------  --------------------------------------------------     -----------    -----------    -----------
                      OFFERING AND ORGANIZATION STAGE

The General Partner   Organizational Fee. An Organization Fee                  --            $36,000       $131,000
                      equal to three percent of the first
                      $10,000,000 of Limited Partners' Capital
                      Contributions and two percent of the Limited
                      Partners' Capital Contribution in excess of
                      $10,000,000, as compensation for the
                      organization of the Partnership. It is
                      anticipated that all Organizational and
                      Offering Expenses which include legal,
                      accounting and printing expenses; various
                      registration and filing fees; miscellaneous
                      expenses related to the organization and
                      formation of the Partnership; other costs of
                      registration; and costs incurred in
                      connection with the preparation, printing
                      and distribution of this Report and other
                      sales literature. The General Partner pays
                      all Organizational and Offering Expenses,
                      other than Underwriter's Commissions and a
                      non-accountable expense allowance payable to
                      the Dealer Manager which is equal to the
                      lesser of (i) one percent of the Offering
                      proceeds or (ii) $50,000.

                      OPERATIONAL AND SALE
                      OR LIQUIDATION STAGES

The General Partner   Reimbursement of Expenses. The General              $30,000           $110,000             $0
and its Affiliates    and its Affiliates Partner  are entitled to
                      reimbursement by the Partnership for the
                      cost of goods, supplies or services obtained
                      and used by the General Partner in
                      connection with the administration and
                      operation of the Partnership from third
                      parties unaffiliated with the General
                      Partner. In addition, the General Partner
                      and its affiliates are entitled to reimbursement
                      of certain expenses incurred by the General
                      Partner and its affiliates in connection with
                      the administration and operation of the
                      Partnership. The amounts set forth on this
                      table do not include expenses incurred in the
                      offering of Units.

The General Partner   Equipment Acquisition Fee. An Equipment            $223,000           $203,000       $147,000
                      Acquisition Fee of four percent of the Purchase
                      Price of each item of Equipment purchased as
                      compensation for the negotiation of the acquisition
                      of the Equipment and the lease thereof or sale
                      under a Conditional Sales Contract. The fee
                      was paid upon each closing of the Offering with
                      respect to the Equipment purchased by the
                      Partnership with the net proceeds of the
                      Offering available for investment in Equipment.
                      If the Partnership acquires Equipment in an amount
                      exceeding the net proceeds of the


                                                                          AMOUNT         AMOUNT         AMOUNT
ENTITY RECEIVING                                                          INCURRED       INCURRED       INCURRED
COMPENSATION         TYPE OF COMPENSATION                                 DURING 1998    DURING 1997    DURING 1996
-----------------  --------------------------------------------------     -----------    -----------    -----------

                      Offering available for
                      investment in Equipment, the fee will
                      be paid when such Equipment is acquired

The General Partner   Debt Placement Fee. As compensation for             $40,000            $27,000             $0
                      arranging Term Debt to finance the
                      acquisition of Equipment by the Partnership,
                      a fee equal to one percent of such
                      indebtedness; provided, however, that such
                      fee is reduced to the extent the Partnership
                      incurs such fees to third parties,
                      unaffiliated with the General Partner or the
                      lender, with respect to such indebtedness
                      and no such fee is paid with respect to
                      borrowings from the General Partner or its
                      Affiliates.

The General Partner   Equipment Management Fee. A monthly fee             $211,000          $122,000        $56,000
                      equal to the lesser of (I) the fees which
                      would be charged by an independent third
                      party for similar services for similar
                      equipment or (ii) the sum of (a) two percent
                      of (1) the Gross Lease Revenues attributable
                      to Equipment which is subject to Full Payout
                      Net Leases which contain net lease
                      provisions plus (2) the purchase price paid
                      on Conditional Sales Contracts as received
                      by the Partnership and (b) five percent of
                      the Gross Lease Revenues attributable to
                      Equipment which is subject to Operating
                      Leases.

The General Partner   Re-Lease Fee. As compensation for providing               $0             $0           $0
                      re-leasing services for any Equipment for
                      which the General Partner has, following the
                      expiration of, or default under, the most recent
                      lease or Conditional Sales Contract, arranged a
                      subsequent lease or Conditional Sales
                      Contract for the use of such Equipment to a
                      lessee or other party, other than the
                      current or most recent lessee or other
                      operator of such equipment or its Affiliates
                      ("Re-lease"), the General Partner will
                      receive, on a monthly basis, a Re-lease Fee
                      equal to the lesser of (a) the fees which
                      would be charged by an independent third
                      party for comparable services for comparable
                      equipment or (b) two percent of Gross Lease
                      Revenues derived from such Re-lease.

The General Partner   Equipment Liquidation Fee. With respect to                $0             $0           $0
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



                                                                          AMOUNT         AMOUNT         AMOUNT
ENTITY RECEIVING                                                          INCURRED       INCURRED       INCURRED
COMPENSATION         TYPE OF COMPENSATION                                 DURING 1998    DURING 1997    DURING 1996
-----------------  --------------------------------------------------     -----------    -----------    -----------

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

                      INTEREST IN THE PARTNERSHIP

The General Partner   Partnership Interest. The General Partner               $9,330          $9,087         $6,080
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

As of December 31, 1997, the Partnership was indebted to Com Cap Corp. for approximately $68,000 in connection with the Partnership's reimbursable expenses. The entire debt was satisfied in January 1998.

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

"Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus
(ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

"Closing Date" means May 12, 1997.

"Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

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

"Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

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

"Net Dispositions Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

"Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

"Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1(b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

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

"Partner (s)" means any one or more of the General Partner and the Limited Partners.

"Partnership" means Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership.

"Partnership Agreement" means that Limited Partnership Agreement of Commonwealth Income & Growth Fund I by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

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

"Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a) (1)  Financial Statements.

         Commonwealth Income & Growth Fund II
         Report of Independent Auditors
         Balance Sheets as of December 31, 1998 and 1997.
         Statements of Operations for each of the years ended December 31, 1998,
            1997 and 1996.
         Statements of Partners' Capital for each of the three years ended
            December 31, 1998, 1997 and 1996.
         Statements of Cash Flows for each of the three years ended December 31,
            1998, 1997 and 1996.
         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.
         Report of Independent Auditors
         Balance Sheet as of February 28, 1998
         Notes to Balance Sheet

         Commonwealth Capital Corp.
         Report of Independent Auditors
         Consolidated Balance Sheet as of February 28, 1998
         Notes to Consolidated Balance Sheet

(a) (2)  Schedules.

         Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)  Exhibits.

          * 3.1 Certificate of Limited Partnership
          **3.2 Agreement of Limited Partnership
         **10.1 Agency Agreement dated as of May 12, 1995 by and among the Partnership, the General Partner and Wheat First Securities, Inc.

         27 Financial Data Schedule
         --------------------------

     * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)

     ** Incorporated by reference for the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(b)      Reports on Form 8-K
         NOT APPLICABLE

(c)      Exhibits.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 29, 1999 by the undersigned thereunto duly authorized.

                                     COMMONWEALTH INCOME & GROWTH FUND II
                                     By:      COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                     By:      /s/ George S. Springsteen
                                              ---------------------------------

                                              George S. Springsteen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

SIGNATURE                                            CAPACITY

/S/ GEORGE S. SPRINGSTEEN         Chairman, President and Sole Director of
-------------------------         Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/S/ KIMBERLY A. MACDOUGALL        Executive Vice President Chief Operating
--------------------------        Officer and Secretary
Kimberly A. MacDougall

/S/ KATHLEEN S. ENSCOE            Vice President and Controller of Commonwealth
----------------------            Income & Growth Fund, Inc.
Kathleen S. Enscoe