Form 10-Q
period 1999-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 1999-05-14
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       or

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

                             YES /X/        NO / /

                      COMMONWEALTH INCOME & GROWTH FUND II

                                 BALANCE SHEETS

                                                                                             (AUDITED)
                                                                         MARCH 31,           DECEMBER 31,
                                                                           1999                 1998
                                                                   ------------------------------------------
ASSETS
Cash and cash equivalents                                                     $ 128,081            $ 136,208
Lease income receivable                                                         134,868              246,930
Accounts receivable - General Partner                                            20,448               14,510
Other receivables and deposits                                                   20,350               10,727

                                                                   ------------------------------------------
                                                                                303,747              408,375

Computer equipment, at cost                                                  15,212,742           14,085,926
Accumulated depreciation                                                     (6,086,536)          (4,683,752)
                                                                   ------------------------------------------
                                                                              9,126,206            9,402,174

Organization costs and deferred expenses,  net of
  accumulated amortization of $399,270 for 1999
  and $340,057 for 1998                                                         397,247              422,421

                                                                   ------------------------------------------
Total assets                                                                $ 9,827,200         $ 10,232,970
                                                                   ------------------------------------------
                                                                   ------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                               $ 60,037             $ 93,063
Unearned lease income                                                           131,404              177,612
Notes payable                                                                 4,741,700            4,769,529

                                                                   ------------------------------------------
Total liabilities                                                             4,933,141            5,040,204

Partners' capital:
   General partner                                                                1,000                1,000
   Limited partners                                                           4,893,059            5,191,766

                                                                   ------------------------------------------
Total partners' capital                                                       4,894,059            5,192,766

                                                                   ------------------------------------------
Total liabilities and partners' capital                                     $ 9,827,200         $ 10,232,970
                                                                   ------------------------------------------
                                                                   ------------------------------------------



SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                            Statements of Operations



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                1999              1998
                                                                                ----              ----
INCOME:
   Lease                                                                        $ 1,133,893         $ 919,834
   Interest & other                                                                   1,427             4,374

                                                                         -------------------------------------
                                                                                  1,135,320           924,208

EXPENSES:
   Operating, excluding depreciation                                                 27,361             9,847
   Equipment management fee - General Partner                                        56,695            45,991
   Depreciation                                                                     974,737           770,680
   Amortization of organization costs and deferred
        expenses                                                                     59,215            50,006
  Interest                                                                           82,778            23,919

                                                                         -------------------------------------
                                                                                  1,200,786           900,443
                                                                         -------------------------------------

Net income                                                                        $ (65,466)         $ 23,765
                                                                         -------------------------------------
                                                                         -------------------------------------

Net income per equivalent limited partnership unit                                  $ (0.14)           $ 0.05
                                                                         -------------------------------------
                                                                         -------------------------------------

Weighted average number of equivalent limited
  partnership units outstanding during the periods                                  454,824           454,824
                                                                         -------------------------------------
                                                                         -------------------------------------



SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                         STATEMENT OF PARTNERS' CAPITAL



                                                       GENERAL       LIMITED
                                                       PARTNER       PARTNER      GENERAL         LIMITED
                                                        UNITS         UNITS       PARTNER         PARTNER              TOTAL
                                                   ---------------------------------------------------------------------------------
Partners' capital - December 31, 1995                       50      183,947       $ 1,000       $ 3,155,521        $ 3,156,521
Contributions                                                -      218,572             -         4,371,440          4,371,440
Offering costs                                                                          -          (487,266)          (487,266)
Net income (loss)                                                                   6,080            (6,810)              (730)
Distributions                                                                      (6,080)         (601,965)          (608,045)

                                                   ---------------------------------------------------------------------------------
     Partners' capital  - December 31, 1996                 50      402,519         1,000         6,430,920          6,431,920

Contributions                                                -       59,298             -         1,185,785          1,185,785
Offering costs                                                                          -          (129,680)          (129,680)
Net income (loss)                                                                   9,087           (70,924)           (61,837)
Distributions                                                                      (9,087)         (899,627)          (908,714)

                                                   ---------------------------------------------------------------------------------
     Partners' capital - December 31, 1997                  50      461,817         1,000         6,516,474          6,517,474

Net income                                                                          9,330          (401,074)          (391,744)
Distributions                                                                      (9,330)         (923,634)          (932,964)
                                                   ---------------------------------------------------------------------------------

     Partners' capital - December 31, 1998                  50      461,817         1,000         5,191,766          5,192,766

Net income                                                                          2,332           (67,798)           (65,466)
Distributions                                                                      (2,332)         (230,909)          (233,241)
                                                   ---------------------------------------------------------------------------------

     Partners' capital - March 31, 1999                     50      461,817         1,000         4,893,059          4,894,059
                                                   ---------------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------------


                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1999 and 1998



                                                                                            1999               1998
                                                                                     ---------------------------------------
Operating activities
Net income (loss)                                                                        $ (65,466)           $ 23,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                       1,033,952             820,686
     Other non-cash activities included in determination of
         net income                                                                       (636,584)           (149,974)
     Changes in operating assets and liabilities:
       Lease  income receivables                                                           112,062            (194,653)
       Interest and other receivables                                                      (15,561)             13,308
       Accounts payable                                                                    (33,026)            (13,940)
       Accounts payable - Commonwealth Capital Corp.                                        -                  (35,000)
      Accounts payable - General Partner                                                    -                   48,621
      Unearned lease income                                                                (46,208)             (3,113)

                                                                                     ----------------------------------
Net cash provided by operating activities                                                  349,169             509,700

INVESTING ACTIVITIES
Capital expenditures                                                                       (90,014)           (201,504)
Equipment acquisition fees paid to the General Partner                                     (27,951)            (39,587)

                                                                                     ----------------------------------
Net cash used in investing activities                                                     (117,965)           (241,091)

FINANCING ACTIVITIES
Distributions to Partners                                                                 (233,241)           (233,241)
Debt placement fee paid to the General Partner                                              (6,090)             (7,699)

                                                                                     ----------------------------------
Net cash used in financing activities                                                     (239,331)           (240,940)
                                                                                     ----------------------------------

Net increase (decrease) in cash and cash equivalents                                        (8,127)             27,669
Cash and cash equivalents at begining of year                                              136,208             258,167
                                                                                     ----------------------------------
Cash and cash equivalents at end of period                                               $ 128,081           $ 285,836
                                                                                     ----------------------------------
                                                                                     ----------------------------------



SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998 .

NET INCOME (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

The Partnership's primary sources of capital for the three months ended March 31, 1999 and 1998 were from cash from operations of $349,000 and $510,000, respectively. The primary uses of cash for the three months ended March 31, 1999, and 1998, were for capital expenditures for new equipment totaling $90,000 and $202,000, respectively, the payment of preferred distributions to partners of $233,000 for each quarter, the payment of acquisition fees of $28,000 and $40,000 respectively, and the payment of finance fees of $6,000 and $8,000, respectively.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1999 and December 31, 1998 the Partnership had approximately $128,000 and $136,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $2,860,000 for the year ending December 31, 1999 and $2,986,000 thereafter. At March 31, 1999, the outstanding debt was $4,742,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Partnership recognized income of $1,135,000 and expenses of $1,200,000, resulting in a loss of $65,000. For the quarter ended March 31, 1998, the Partnership recognized income of $924,000 and expenses of $900,000, resulting in net income of $24,000.

Lease income increased by 23% from $920,000 for the quarter ended March 31, 1998, to $1,134,000 for the quarter ended March 31, 1999, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the three months ended March 31, 1999, the Partnership expended $90,000 and assumed debt of $609,000 to acquire two leases, which generated approximately $37,000 in revenue.

Interest income decreased 75% from $4,000 for the quarter ended March 31, 1998 to $1,000 for the quarter ended March 31, 1999, primarily due to a lower monthly average balance in the money market accounts for the quarter ended March 31, 1999.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 170% from approximately $10,000 for the quarter ended March 31, 1998, to $27,000 for the quarter ended March 31, 1999, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 24% from approximately $46,000 for the quarter ended March 31, 1998, to $57,000 for the quarter ended March 31, 1999, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 26% from approximately $821,000 for the quarter ended March 31, 1998, to $1,034,000 for the quarter ended March 31, 1999, which is attributable to the purchase of approximately $2,691,000 in additional equipment.

For the three month period ended March 31, 1999, the Partnership generated cash flow from operating activities of $349,000, which includes a net loss of $65,000, and depreciation and amortization expenses of $1,034,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $637,000.

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



                                            COMMONWEALTH INCOME & GROWTH FUND II
                                              BY: COMMONWEALTH INCOME & GROWTH
                                                      FUND, INC. General Partner




                                            By:
---------------------                          ------------------------
Date                                        George S. Springsteen
                                            President