Form 10-Q
period 1999-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1999-08-12
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from             to             .
                              ------------   -------------

                        Commission File Number: 33-69996


                       COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                               23-2735641
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

                 YES   [ X ]          NO   [   ]

                      COMMONWEALTH INCOME & GROWTH FUND II
                                 BALANCE SHEETS


                                                                                (AUDITED)
                                                             JUNE 30,          DECEMBER 31,
                                                              1999                1998
                                                           -----------         -----------
ASSETS
 Cash and cash equivalents                                 $    199,948        $    136,208
 Lease income receivable                                        148,699             246,930
 Other receivables and deposits                                  21,356              25,237

 Computer equipment, at cost                                 14,784,696          14,085,926
 Accumulated depreciation                                    (6,647,785)         (4,683,752)
                                                           ------------        ------------
                                                              8,136,911           9,402,174
 Equipment acquisition costs and deferred expenses,
  net of accumulated amortization of $344,923 in
  1999 and $275,691 in 1998                                     302,555             372,318
 Organization costs, net of accumulated amortization
  of $75,816 in 1999 and $64,366 in 1998                         38,653              50,103
                                                           ------------        ------------
Total Assets                                               $  8,848,122        $ 10,232,970
                                                           ------------        ------------
                                                           ------------        ------------
LIABILITIES AND PARTNERS' EQUITY
 Accounts payable                                          $     51,661        $     93,063
 Accounts payable - General Partner                               4,500                  --
 Unearned lease income                                          161,727             177,612
 Notes payable                                                4,081,552           4,769,529
                                                           ------------        ------------
Total liabilities                                             4,299,440           5,040,204
 Partners' capital:
  General partner                                                 1,000               1,000
  Limited partner                                             4,547,682           5,191,766
                                                           ------------        ------------
 Total partners' capital                                      4,548,682           5,192,766
                                                           ------------        ------------
Total Liabilities and partners' equity                     $  8,848,122        $ 10,232,970
                                                           ------------        ------------
                                                           ------------        ------------

                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II
                            STATEMENTS OF OPERATIONS



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                            1999                1998               1999                1998
                                                         -----------         -----------        -----------         -----------
INCOME:
 Lease                                                   $ 1,157,489         $ 1,144,671        $ 2,291,383         $ 2,064,505
 Interest and other                                            2,685               3,478              5,162               7,852
                                                         -----------         -----------        -----------         -----------
                                                           1,160,174           1,148,149          2,296,545           2,072,357

EXPENSES:
 Operating, excluding depreciation                            84,339              18,079            111,745              27,926
 Equipment management fee - General Partner                   64,636              57,234            121,331             103,225
 Interest                                                     77,810              55,336            160,585              79,255
 Depreciation                                                989,295             815,104          1,964,033           1,585,784
 Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                     57,239              50,890            116,453             100,896
 Loss on sale of computer equipment                                                1,053                                  1,053
                                                         -----------         -----------        -----------         -----------
                                                           1,273,319             997,696          2,474,147           1,898,139
                                                         -----------         -----------        -----------         -----------

 Net income (loss)                                       $  (113,145)        $   120,453        $  (177,602)        $   174,218
                                                         -----------         -----------        -----------         -----------
                                                         -----------         -----------        -----------         -----------
 Net income (loss) per equivalent limited
 partnership unit                                        $     (0.25)        $      0.33        $     (0.39)        $      0.38
                                                         -----------         -----------        -----------         -----------
                                                         -----------         -----------        -----------         -----------
 Weighted Average numner of equivalent limited
 partnership units outstanding during the period             454,824             454,824            454,824             454,824
                                                         -----------         -----------        -----------         -----------
                                                         -----------         -----------        -----------         -----------


                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                         STATEMENT OF PARTNERS' CAPITAL


                                                     PARTNER UNITS
                                             -----------------------------                           GENERAL             LIMITED
                                                GENERAL          LIMITED         PARTNER             PARTNER           TOTAL
                                             -------------------------------------------------------------------------------------
  Partners' capital - December 31, 1995            50            183,947         $ 1,000           $ 3,155,521        $ 3,156,521
  Contributions                                                  218,572                             4,371,440          4,371,440
  Offering costs                                                                                      (487,266)          (487,226)
  Net income (loss)                                                                6,080                (6,810)              (730)
  Distribution                                                                    (6,080)             (601,965)          (608,045)

                                             -------------------------------------------------------------------------------------
  Partners' capital - December 31, 1996            50            402,519           1,000             6,430,920          6,431,920
  Contributions                                                   59,298                              1,185,785          1,185,785
  Offering costs                                                                                      (129,680)          (129,680)
  Net income (loss)                                                                9,087               (70,924)           (61,837)
  Distribution                                                                    (9,087)             (899,627)          (908,714)

                                             -------------------------------------------------------------------------------------
  Partners' capital - December 31, 1997            50            461,817           1,000             6,516,474          6,517,474
  Net income (loss)                                                                9,330              (401,074)          (391,744)
  Distribution                                                                    (9,330)             (923,634)          (932,964)

                                             -------------------------------------------------------------------------------------
  Partners' capital - December 31, 1998            50            461,817           1,000             5,191,766          5,192,766
  Net income (loss)                                                                4,665              (182,267)          (177,602)
  Distribution                                                                    (4,665)             (461,817)          (466,482)

                                             -------------------------------------------------------------------------------------
  Partners' capital - June 30, 1999                50            461,817         $ 1,000           $ 4,547,682        $ 4,548,682
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------


                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                                               1999               1998
                                                            ----------         ----------
OPERATING ACTIVITIES
  Net income (loss)                                           (177,602)           174,218
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            2,080,486          1,686,680
    (Gain) loss on sale of computer equipment                       --              1,054
    Other noncash activities included in
      determination of net income                           (1,210,642)          (614,311)
    Changes in operating assets and liabilities:
      Accounts receivable - General Partner                         --                 --
      (Increase) decrease in lease income receivable            98,231           (288,600)
      (Increase) decrease in other receivables                   3,881            (34,566)
      Increase (decrease) in accounts payable                  (41,402)            (8,537)
      Increase (decrease) in accounts payable -
       Commonwealth Capital Corp.                                   --            (68,265)
      Increase (decrease) in accounts payable -
       General Partner                                           4,500                 --
  Increase (decrease) in unearned lease income                 (15,885)           (38,886)
                                                            ----------         ----------
Net cash provided by operating activities                      741,567            808,787
                                                            ----------         ----------
INVESTING ACTIVITIES:
  Capital expenditures                                         (90,014)          (301,289)
  Net proceeds from the sale of property                            --             28,909
  Equipment acquisition fees paid to General Partner          (121,331)           (70,343)
                                                            ----------         ----------
Net cash provided by investing activities                     (211,345)          (342,723)

FINANCING ACTIVITIES:
  Distributions to partners                                   (466,482)          (466,482)
  Debt placement fees paid to General Partner                       --            (11,748)
                                                            ----------         ----------
Net cash used by financing activities                         (466,482)          (478,230)

                                                            ----------         ----------
Net increase (decrease) in cash and equivalents                 63,740            (12,166)
Cash and cash equivalents, begining of year                    136,208            258,167
                                                            ----------         ----------
Cash and cash equivalents, end of year                         199,948            246,001
                                                            ----------         ----------
                                                            ----------         ----------



                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999


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

The Partnership's primary sources of capital for the six months ended June 30, 1999 and 1998 were from cash from operations of $550,000 and $809,000, respectively. The primary uses of cash for the six months ended June 30, 1999, and 1998, were for capital expenditures for new equipment totaling $90,000 and $301,000, respectively, the payment of preferred distributions to partners of $223,000 for each quarter, the payment of acquisition fees of $28,000 and $22,000 respectively, and the payment of finance fees of $6,000 and $8,000, respectively.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1999 and December 31, 1998 the Partnership had approximately $200,000 and $136,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $4,200,000 for the year ending December 31, 1999 and $3,400,000 thereafter. At June 30, 1999, the outstanding debt was 4,000,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

 For the quarter ended June 30, 1999, the Partnership recognized income of $1,160,000 and expenses of $1,273,000, resulting in a loss of $113,000. For the quarter ended June 30, 1998, the Partnership recognized income of $1,148,000 and expenses of $998,000, resulting in net income of $150,000.

Lease income increased by 1% from $1,145,000 for the quarter ended June 30, 1998, to $1,157,000 for the quarter ended June 30, 1999, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the six months ended June 30, 1999, the Partnership expended $72,000 to acquire one leases, which will generate approximately $8,400 in revenue.

Interest income decreased 23% from $3,400 for the quarter ended June 30, 1998 to $2,600 for the quarter ended June 30, 1999, primarily due to a lower monthly average balance in the money market accounts for the quarter ended June 30, 1999.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 367% from approximately $18,000 for the quarter ended June 30, 1998, to $84,000 for the quarter ended June 30, 1999, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 12% from approximately $57,000 for the quarter ended June 30, 1998, to $65,000 for the quarter ended June 30, 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 18% from approximately $815,000 for the quarter ended June 30, 1998, to $989,000 for the quarter ended June 30, 1999.

For the six month period ended June 30, 1999, the Partnership generated cash flow from operating activities of $550,000, which includes a net loss of $113,000, and depreciation and amortization expenses of $1,047,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,296,000.

For the six month period ended June 30, 1998, the Partnership generated cash flow from operating activities of $809,000, which includes net income of $174,000, and depreciation and amortization expenses of $1,687,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $604,000 and lease incomepaid to original lesors in lieu of cash payments for computer equipment of $10,000.


YEAR 2000 ISSUE


The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at June 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be complete by the third quarter of 1999 and a percentage of these costs will be charged to the Partnership. As of June 30, 1999, the General Partner has not incurred any significant expenses.

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



                                            COMMONWEALTH INCOME & GROWTH FUND II
                                             BY: COMMONWEALTH INCOME & GROWTH
                                                 FUND, INC. General Partner




August 12,1999                              By: /s/George S. Springsteen
---------------                                ------------------------------
Date                                        George S. Springsteen
                                            President