Form 10-Q
period 1999-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 1999-11-12
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                       or

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

                 YES   [ X ]          NO   [   ]

                      COMMONWEALTH INCOME & GROWTH FUND II
                                 BALANCE SHEETS


                                                                                (AUDITED)
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                              1999                1998
                                                           -----------         -----------
ASSETS
Cash and cash equivalents                                      145,622             136,208
Lease income receivable                                        246,775             246,930
Other receivables and deposits                                  21,356              25,237

Computer equipment, at cost                                 15,212,742          14,085,926
Accumulated depreciation                                    (7,639,330)         (4,683,752)
                                                           -----------         -----------
                                                             7,573,412           9,402,174
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $374,600 in
1999 and $335,040 in 1998                                      251,919             372,318
Organization costs, net of accumulated amortization
of $81,541 in 1999 and $64,366 in 1998                          32,928              50,103
                                                           -----------         -----------
Total Assets                                                 8,272,012          10,232,970
                                                           -----------         -----------
                                                           -----------         -----------
LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                                54,618              93,063
Accounts payable - General Partner                                  --                  --
Unearned lease income                                           83,200             177,612
Notes payable                                                3,478,780           4,769,529
                                                           -----------         -----------
Total liabilities                                            3,616,598           5,040,204

Partners' capital:
General partner                                                  1,000               1,000
Limited partner                                              4,654,414           5,191,766
                                                           -----------         -----------
Total partners' capital                                      4,655,414           5,192,766
                                                           -----------         -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                       8,272,012          10,232,970
                                                           -----------         -----------
                                                           -----------         -----------

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF OPERATIONS




                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                1999              1998              1999               1998
                                                           ---------------------------------   -----------------------------------
INCOME:
Lease                                                   $       1,160,498 $       1,043,818 $        3,451,987 $        3,108,323
Interest and other                                                  3,102            12,893              8,264             20,745
Gain on sale of computer equipment                                 42,826           165,769             42,826            164,716
                                                           ---------------   ---------------   ----------------   ----------------
                                                                1,206,426         1,222,480          3,503,077          3,293,784

Expenses:
Operating, excluding depreciation                                 122,268            49,422            240,500             77,348
Equipment management fee - General Partner                         57,525            52,191            172,472            155,416
Interest                                                           66,654            42,394            227,150            121,649
Depreciation                                                      893,264           886,391          2,527,531          2,472,175
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                          56,361            59,587            172,814            160,483
Loss on sale of computer equipment                                                    -                                     -
                                                           ---------------   ---------------   ----------------   ----------------
                                                                1,196,072         1,089,985          3,340,467          2,987,071
                                                           ---------------   ---------------   ----------------   ----------------

Net income (loss)                                       $          10,354 $         132,495 $          162,610 $          306,713
                                                           ---------------   ---------------   ----------------   ----------------
                                                           ---------------   ---------------   ----------------   ----------------
Net income (loss) per equivalent limited
  partnership unit                                      $            0.02 $            0.29 $             0.35 $             0.66

Weighted Average numner of equivalent limited
  partnership units outstanding during the period                 461,817           461,817            461,817            461,817



                             See accompanying notes

                      COMMONWEALTH INCOME CAPITAL FUND II

                         STATEMENT OF PARTNERS' CAPITAL




                                                      PARTNER UNITS                   GENERAL          LIMITED
                                                         GENERAL      LIMITED         PARTNER          PARTNER           TOTAL
                                                   ---------------------------------------------------------------------------------
Partners' capital - December 31, 1995                      50         183,947    $      1,000    $     3,155,521    $     3,156,521
  Contributions                                                       218,572                          4,371,440          4,371,440
  Offering costs                                                                                        (487,440)          (487,440)
  Net income (loss)                                                                     6,080             (6,810)              (730)
  Distribution                                                                         (6,080)          (601,965)          (608,045)

                                                   ---------------------------------------------------------------------------------
Partners' capital - December 31, 1996                      50         402,519           1,000          6,430,920          6,431,920
  Contributions                                                        59,298                          1,185,785          1,185,785
  Offering costs                                                                                        (129,680)          (129,680)
  Net income (loss)                                                                     9,087             70,924            (61,837)
  Distribution                                                                         (9,087)          (899,627)          (908,714)

                                                   ---------------------------------------------------------------------------------
Partners' capital - December 31, 1997                      50         461,817           1,000          6,516,474          6,517,474
  Net income (loss)                                                                     9,330           (401,074)          (391,744)
  Distribution                                                                         (9,330)          (923,634)          (932,964)

                                                   ---------------------------------------------------------------------------------
Partners' capital - December 31, 1998                      50         461,817           1,000          5,191,766          5,192,766
  Net income (loss)                                                                     9,570            162,610            172,180
  Distribution                                                                         (9,570)          (699,963)          (709,533)

                                                   ---------------------------------------------------------------------------------
Partners' capital - September, 1999                        50         461,817    $      1,000    $     4,654,413    $     4,655,413
                                                   ---------------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------------


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                1999            1998
                                                          ------------------------------------
Operating activities
Net income (loss)                                            162,610            306,713
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                              2,700,344          2,632,658
(Gain) loss on sale of computer equipment                    (42,826)          (164,716)
Other noncash activities included in
determination of net income                               (2,126,736)        (1,059,637)
Changes in operating assets and liabilities:
Accounts receivable - General Partner                     (2,126,736)                --
(Increase) decrease in lease income receivable                  (155)          (257,193)
(Increase) decrease in other receivables                       3,881             13,469
Increase (decrease) in accounts payable                      (38,412)           (51,031)
Increase (decrease) in accounts payable -
Commonwealth Capital Corp.                                        --              3,156
Increase (decrease) in accounts payable -
General Partner                                                   --                 --
Equipment payable                                                 --            502,721
Increase (decrease) in unearned lease income                 (94,412)           (21,028)
                                                          ----------         ----------
Net cash provided by operating activities                    564,261          1,905,112
                                                          ----------         ----------
Investing activities:
Capital expenditures                                         (90,014)        (1,115,991)
Payment of computer equipment payable                       (502,721)
Net proceeds from the sale of property                            --            701,903
Equipment acquisition fees paid to General Partner          (136,458)          (198,558)
                                                          ----------         ----------
Net cash provided by investing activities                   (226,472)        (1,115,367)

Financing activities:
Distributions to partners                                   (699,963)          (699,723)
Debt placement fees paid to General Partner                       --            (11,748)
                                                          ----------         ----------
Net cash used by financing activities                       (699,963)          (711,471)

                                                          ----------         ----------
Net increase (decrease) in cash and equivalents                9,414             78,274
Cash and cash equivalents, begining of year                  136,208            258,167
                                                          ----------         ----------
Cash and cash equivalents, end of year                       145,622            336,441
                                                          ----------         ----------
                                                          ----------         ----------

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

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

The Partnership's primary sources of capital for the nine months ended September 30, 1999 and 1998 were from cash from operations of $564,000 and $1,905,000, respectively. The primary uses of cash for the nine months ended September 30, 1999, and 1998, were for capital expenditures for new equipment totaling $90,000 and $1,115,000, respectively, the payment of preferred distributions to partners of $233,000 for each quarter, the payment of acquisition fees of $29,000 and $22,000 respectively, and the payment of finance fees of $6,000 and $8,000, respectively.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1999 and December 31, 1998 the Partnership had approximately $145,000 and $136,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $4,200,000 for the year ending December 31, 1999 and $3,400,000 thereafter. At September 30, 1999, the outstanding debt was 3,000,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, the Partnership recognized income of $1,206,000 and expenses of $1,196,000, resulting in net income of $10,000. For the quarter ended September 30, 1998, the Partnership recognized income of $1,222,000 and expenses of $1,089,000, resulting in net income of $132,000.

Lease income increased by 11% from $1,043,000 for the quarter ended September 30, 1998, to $1,160,000 for the quarter ended September 30, 1999, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated more lease income. During the nine months ended September 30, 1999, the Partnership expended $90,000 to acquire one lease, which will generate approximately $10,800 in revenue in 1999.

Interest income decreased 76% from $12,893 for the quarter ended September 30, 1998 to $3,000 for the quarter ended September 30, 1999, primarily due to a lower monthly average balance in the money market accounts for the quarter ended September 30, 1999.

                      Commonwealth Income & Growth Fund II

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 62% from approximately $49,000 for the quarter ended September 30, 1998, to $128,000 for the quarter ended September 30, 1999, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 9% from approximately $52,000 for the quarter ended September 30, 1998, to $57,000 for the quarter ended September 30, 1999.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses increased 1% from approximately $945,000 for the quarter ended September 30, 1998, to $949,000 for the quarter ended September 30, 1999.

For the nine month period ended September 30, 1999, the Partnership generated cash flow from operating activities of $564,000, which includes a net income of $10,000, and depreciation and amortization expenses of $949,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $2,126,000.

For the nine month period ended September 30, 1998, the Partnership generated cash flow from operating activities of $1,900,000, which includes net income of $306,000, and depreciation and amortization expenses of $2,600,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,000,000 and lease income paid to original lessors in lieu of cash payments for computer equipment of $10,000.


YEAR 2000 ISSUE


The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at September 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be completely operational by the end of 1999 and a percentage of these costs will be charged to the Partnership. As of September 30, 1999, the General Partner has not incurred any significant expenses.

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



                                    COMMONWEALTH INCOME & GROWTH FUND II
                                     BY: COMMONWEALTH INCOME & GROWTH
                                          FUND, INC. General Partner




                                    By:
-----------------                       ---------------------------
Date                                George S. Springsteen
                                    President