Form 10-K
period 1999-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2000-04-28
CIK 938322

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


                            1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
                                 (610) 647-6800

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

As of December 31, 1999, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1999, the Partnership has not entered into any such agreements.

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

OTHER EQUIPMENT-RESTRICTIONS. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non-IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and
(ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1999, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 23 different companies located throughout the United States. Approximately 18% of the Equipment acquired by the Partnership consists of Printers. Approximately another 26% of the Equipment acquired by the Partnership consists of Workstations. Approximately 28% of the Equipment acquired by the Partnership consists of tape storage. Approximately 23% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately 5% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 1999, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1999, all leases that have been entered into are "triple net leases".

The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1999, the Partnership has not entered into any such agreements.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1999, the aggregate nonrecourse debt outstanding of $3,326,191 was 22% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1999, the Partnership has not exercised this option.

After the net proceeds of the offering are fully invested in Equipment, the General Partner plans to continue to cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing. However, the Partnership may borrow funds at rates, which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1999, no such agreements existed.

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

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1999, the Partnership has not refinanced any of its debt.

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

COMPETITION

The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable than those, which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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

INVESTMENTS
As of March 29, 2000, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:


                                    EQUIPMENT                     LIST         PURCHASE       MONTHLY LEASE
LESSEE                     MFG      DESCRIPTION                   PRICE          PRICE       RENT        TERM
Chrysler                   STK      (2) 9490-M34                 686,158        490,110      12,001       48
ADP                        IBM      (1) 3490-A20                 422,900        178,673       4,290       36
Household Intl.            STK      (3) 9490-M34                 671,898        405,628       9,100       36
Timken                     DEC      (1) Alpha server             259,507        204,781       5,308       36
Timken                     DEC      (1) Alpha server              46,657         40,928       1,062       36
Johnson Control            HP       (13) HP9000-C110             441,415        304,718       7,961       36
Honda R&D                  SGI      Onyx Infinite Reality        323,108        263,498       7,076       36
AT&T                       IBM      (1) 3900 DW1/DW2             746,485        477,466      10,205       36
Federated                  IBM      (38) 3130-020                909,910        600,000      15,162       34



Lucent                     SUN      (1)E6000 server              642,452        461,207      12,042       36
Lucent upgrade             SUN      Upgrade to server             97,000         69,559       2,046       34
AT&T                       STK      (9) 9490-M34               2,015,694      1,268,909      31,144       36
Avon                       IBM      (75%) (8) 3900-OW1         2,002,710      1,542,485      37,058       36
Chrysler                   IBM      (2) ES3000                 1,146,500        778,454      22,844       24
Allied Signal              HP       (20) C180 workstations       838,339        362,615      11,775       24
Transamerica               SUN      (2) ES3000 servers           212,730        154,965       3,976       36
Computer Science Corp.     SGI      (50%) (141) workstations   2,055,893        822,455      20,174       36
Charles Schwab             IBM      (2) 9032-003                 845,043        523,399      21,031       36
Charles Schwab             IBM      (20%)(6)9032-003           2,479,443        307,983       6,989       36
Equitable Life             SUN      (2) E3000                    336,220        205,863       6,491       36
Chase                      SUN      (3) E45D                     358,562        244,584       8,386       24
Aetna                      STK      (2) 9490-M34                 535,932        194,272       4,395       36
Equitable Life             SUN      6000 server                  617,310        466,946      12,186       36
Chrysler                   STK      Redwood tape drives          466,140        275,094       6,313       34
Chrysler                   STK      Redwood tape drives          310,760        183,396       4,209       36
Depository Trust           ESCON    (4) 9032  directors        1,644,436      1,312,867      33,376       31
Depository Trust           ESCON    (4) 9032  directors        1,644,436      1,225,784      33,376       27
Pitney Bowes               IBM      (1) 3590                   1,846,080      1,026,634      20,045       38
Lucent                     SUN      (1) 4500 server              184,897        120,701       3,091       36
Kaiser                     IBM      (7) RS6000                   770,611        560,621      14,928       36
Kaiser                     IBM      (2) RS170                    209,445        138,149       3,666       36
Kaiser                     CISCO    Routers                       78,172         62,538       1,637       36
Thompson                   EPSON    (16)Powelite Projectors      146,960         93,002       2,578       36
Thompson                   NORTEL   Network LLXR759              165,000        109,328       4,245       36
Great Lakes Chemical       CISCO    (100) Routers                635,385        456,368      12,073       36
AT&T                       NM       Net Ports DS3                 16,288         15,229         435       36


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

EMPLOYEES

The Partnership has no employees and receives administrative and other services from the General Partner, which has 12 employees.

ITEM 2:  PROPERTIES

NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 1999, there were 501 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

REDEMPTION PROVISION

Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

EXEMPT TRANSFERS

The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

     (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and no liquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);
     (2) transfers at death;
     (3) transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);
     (4) transfers resulting from the issuance of Units by the Partnership in exchange for cash, property, or services;
     (5) transfers resulting from distributions from Qualified Plans; and
     (6) any transfer by a Limited Partner in one or more transactions during any 30-day period of Units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

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

The Cumulative Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Cumulative Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Cumulative Return is calculated.

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

Net Profits and Net Losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated there under. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1999, 1998 and 1997.


QUARTER ENDED                       1999             1998              1997
------------------------------------------------------------------------------------
March 31                            230,908          $230,908           $211,022

June 30                             230,908           230,908            226,933

September 30                        230,908           230,909            230,836

December 31                         190,048           230,909            230,836
                                    ------------------------------------------------

                                    $882,772         $923,634           $899,627
                                    ================================================


ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

Except during the Offering Period, Cash Available for Distribution, which is allocable to the Limited Partners, is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

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

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain financial data for the Partnership for the year ended December 31,1999, 1998 and 1997. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                  YEAR ENDED DECEMBER 31
------------------------------------------------------
                                       1999             1998             1997
                                       -------------------------------------------
Lease Income                           $4,598,009      $4,212,862     $2,444,661

Net Income (Loss)                        (421,337)       (391,744)       (61,837)

Cash Distributions                        891,690         932,964        908,714

Net Income (Loss) per Unit                   (.93)           (.87)          (.08)

Cash Distribution per Unit                   1.90            2.00           2.00



                                                      DECEMBER 31

                                    1999             1998              1997
                                    -----------------------------------------------
Total Assets                        $7,456,422       $10,232,970       $9,356,409


Notes Payable                        3,326,191         4,769,529        1,954,120


Net income (loss) per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995.

The Partnership's primary sources of capital for the years ended December 31, 1999, 1998 and 1997, were from cash from operations of $1,081,000, $1,924,000 and $1,957,000, respectively, and from Partners' contributions of $1,186,000, for the year ended December 31, 1997. The primary uses of cash for the year ended December 31,1999, 1998 and 1997, were for capital expenditures for new equipment totaling $255,000, $1,702,000 and $4,179,000, the payment of acquisition fees of $57,000, $223,000 and $203,000, for the payment of preferred distributions to partners totaling $892,000, $933,000 and $909,000, respectively, and for the payment of offering costs totaling $130,000, for the year ended December 31, 1997.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1999, 1998 and 1997 the Partnership had approximately $52,000, $136,000 and $258,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 40% from December 31, 1998 to December 31, 1999, due to computer equipment leases with expirations in 2000. As of December 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $3,159,000 for the year ended 2000 and $959,000 thereafter. During 1999 and 1998, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,150,000 and $4,352,000, respectively. At December 31, 1999, the outstanding debt was $3,326,000, with interest rates ranging from 6.4% to 9.0% and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

1999, 1998 AND 1997 OPERATING RESULTS

For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized income of $4,625,000, $4,246,000 and $2,540,000 and expenses of $5,046,000, $4,637,000 and $2,602,000, resulting in net losses of $421,000, and $392,000 $62,000, respectively.

Lease income increased by 9% over 1998 primarily due to the addition of operating leases in 1999. In 1999 the partnership expended approximately $255,000 in cash and assumed debt of $1,150,000 to acquire 7 additional leases.

Interest income decreased 71% from $95,000 for the year ended December 31, 1997 to $33,000 for the year ended December 31, 1998, to $27,000 for the year ended December 31, 1999 as a result of the capital contributions and rental income being used to purchase additional computer equipment.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 43% decrease from approximately $164,000 during the year ended December 31, 1997 to $94,000 during the year ended December 31, 1998 is primarily attributable to unrealized reimbursable expenses to Com Cap Corp. for cost incurred in connection with the administration and operation of the Partnership. Certain administration and operation expenses were not charged to the Partnership by Com Cap. Corp. in 1998.The increase from $94,000 during the year ended December 31, 1998 to $275,000 during the year ended December 31, 1999 is attributable to the uncharged 1998 expenses of $42,000 for costs incurred in connection with the administration and operation of the Partnership being charged to and taken by Com Cap Corp., and an increase in reimbursable expenses paid to the General Partner and its affiliates of $54,000 and an increase in outside service fees of $85,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 88% from approximately $122,000 during the year ended December 31, 1997 to $211,000 during the year ended December 31, 1998 to $230,000, during the year ended December 31, 1999, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. The 2.5% increase from approximately $4,129,000 during the year ended December 31, 1998 to $4,235,000 during the year ended December 31, 1999 is attributable to the increase in the computer equipment portfolio being leased, offset by a reduction of impairment charges of $247,000, as discussed below.

In 1996, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership recorded a charge of $181,000 to depreciation expense to record certain assets at their estimated fair value in the year ended December 31, 1999, and $428,000 in the year ended December 31, 1998.

The Partnership sold computer equipment with a net book value of $59,000 during the year ended December 31, 1999, for a net loss of $8,400.

For the year ended December 31, 1999, the Partnership generated cash flow from operating activities of $1.081,000, which includes net loss of $421,000 reduced by depreciation and amortization expenses of $4,235,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $2,594,000.

ITEM 7.A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long term debt.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NOT APPLICABLE

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NOT APPLICABLE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

NAME                       TITLE

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

John A. Conboy III         Assistant Vice President and Accounting Manager of
                           the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of  Com Cap Corp.

         George S. Springsteen, age 65, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. MacDougall, age 40, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 48, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         John A. Conboy III, age 53, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 57, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                 AMOUNT           AMOUNT           AMOUNT
ENTITY RECEIVING                                                                 INCURRED         INCURRED          INCURED
COMPENSATION            TYPE OF COMPENSATION                                     DURING 1999      DURING 1998      DURING 1997
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee. An Organization Fee equal to                 --               --          $36,000
                        three percent of the first $10,000,000 of Limited
                        Partners' Capital Contributions and two percent of the
                        Limited Partners' Capital Contribution in excess of
                        $#10,000,000, as compensation for the organization of
                        the Partnership. It is anticipated that all
                        Organizational and Offering Expenses which include
                        legal, accounting and printing expenses; various
                        registration and filing fees; miscellaneous expenses
                        related to the organization and formation of the
                        Partnership; other costs of registration; and costs
                        incurred in connection with the preparation, printing
                        and distribution of this Report and other sales
                        literature. The General Partner pays all Organizational
                        and Offering Expenses, other than Underwriter's
                        Commissions and a non-accountable expense allowance
                        payable to the Dealer Manager that is equal to the
                        lesser of (i) one percent of the Offering proceeds or
                        (ii) $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General and its              $126,000          $30,000         $110,000
and its Affiliates      Affiliates Partner are entitled to reimbursement
                        by the Partnership for the cost of goods, supplies or
                        services obtained and used by the General Partner in
                        connection with the administration and operation of the
                        Partnership from third parties unaffiliated with the
                        General Partner. In addition, the General Partner and
                        its affiliates are entitled to reimbursement of certain
                        expenses incurred by the General Partner and its
                        affiliates in connection with the administration and
                        operation of the Partnership. The amounts set forth on
                        this table do not include expenses incurred in the
                        offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment Acquisition          $57,000         $233,000         $203,000
                        Fee of four percent of the Purchase Price of each item
                        of Equipment purchased as compensation for the
                        negotiation of the acquisition of the Equipment and the
                        lease thereof or sale under a Conditional Sales
                        Contract. The fee was paid upon each closing of the
                        Offering with respect to the Equipment purchased by the
                        Partnership with the net proceeds of the Offering
                        available for investment in Equipment. If the
                        Partnership acquires Equipment in an amount exceeding
                        the net proceeds of the Offering available for
                        investment in Equipment, the fee will be paid when such
                        Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation for arranging Term       $12,000          $40,000          $27,000
                        Debt to finance the acquisition of Equipment to the
                        Partnership, a fee equal to one percent of such
                        indebtedness; provided, however, that such fee is
                        reduced to the extent the Partnership incurs such fees
                        to third Parties, un affiliated with the General Partner
                        or the lender, with respect to such indebtedness and no
                        such fee is paid with respect to borrowings from the
                        General Partner or its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee equal to the        $230,000         $211,000         $122,000
                        lesser of (I) the fees which would be charged by an
                        independent third party for similar services for similar
                        equipment or (ii) the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to Equipment which is
                        subject to Full Payout Net Leases which contain net
                        lease provisions plus (2) the purchase price paid on
                        Conditional Sales Contracts as received by the
                        Partnership and (b) five percent of the Gross Lease
                        Revenues attributable to Equipment which is subject to
                        Operating Leases.

The General Partner     Re-Lease Fee. As Compensation for providing re-leasing            $0               $0               $0
                        services for any Equipment for which the General Partner
                        has, following the expiration of, or default under, the
                        most recent lease of Conditional Sales Contract,
                        arranged a subsequent lease of Conditional Sales
                        Contract for the use of such Equipment to a lessee or
                        other party, other than the current or most recent
                        lessee of other operator of such equipment or its
                        Affiliates ("Re-lease"), the General Partner will
                        receive, on a monthly basis, a Re3-lease Fee equal to
                        the lesser of (a) the fees which would be charged by an
                        independent third party of comparable services for
                        comparable equipment or (b) two percent of Gross Lease
                        Revenues derived from such Re-lease.

The General Partner     Equipment Liquidation Fee. With respect to each                   $0               $0               $0
                        item of Equipment sold by the General Partner (other
                        than in connection with a Conditional Sales Contract), a
                        fee equal to the lesser of (I) 50% of the Competitive
                        Equipment Sale Commission or (ii) three percent of the
                        sales price for such Equipment. The payment of such fee
                        is subordinated to the receipt by the Limited Partners
                        of (I) a return of their Capital Contributions and 10%
                        annum cumulative return, compounded daily, on Adjusted
                        Capital Contributions ("Priority Return") and (ii) the
                        Net Disposition Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee is reduced to
                        the extent any liquidation or resale fees are paid to
                        unaffiliated parties.

The General Partner     Partnership Interest. The General Partner has a               $8,917           $9,330           $9,087
                        present and continuing one percent interest of $1,000 in
                        the Partnership's item of income, gain, loss, deduction,
                        credit, and tax preference. In addition, the General
                        Partner receives one percent of Cash Available for
                        Distribution until the Limited Partners have received
                        distributions of Cash Available for Distribution equal
                        to their Capital Contributions plus the 10% Priority
                        Return and thereafter, the General Partner will receive
                        10% of Cash Available for Distribution.

to

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

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its

Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

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

     "Acquisition Expenses" means expenses relating to the prospective selection and acquisition of or investment in Equipment, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses and miscellaneous expenses.

     "Acquisition Fee" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee, any commission, selection fee, construction supervision fee, finance fee, non-recurring management fee of a similar nature, however designated.

     "Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced to not less than zero by any cash distribution received by the Limited Partners pursuant to Sections 4/2 or 8/1, to the extent such distributions exceed any unpaid Cumulative Return as of the date such distributions were made.

     "Affiliate" means, when used with reference to a specified Person, (I) any Person that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person which the specified Person is an executive officer of partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

     "Capital Account" means the separate account established for each Partner pursuant to Section 4/.1.

     "Capital Contributions" means, in the case of the General partner, the total amount of money contributed to the Partnership by the General Partner, and, in the case of the Limited Partners, $20 for each Unit or where the context requires, the total Capital Contributions of all the Partners.

     "Cash Available for Distribution" means Cash Flow plus net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with this Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

     "Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or other revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with this Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

     "Closing Date" means the date, as designated by the General Partner, as of which the Units shall cease being offered to the public pursuant to the Offering, and shall be no later than the second anniversary of the Effective Date.

     "Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes. Any reference this Agreement to a particular provision of the Code shall mean, where appropriate, the corresponding provision of any successor statute.

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

     "Cumulative Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

     "Effective Date" means the date on which the Partnership's registration statement on Form S-1 with respect to the Units, as filed with the Securities and Exchange Commission, becomes effective under the Securities Act of 1933, as amended.

     "Equipment" means each item of and all of the computer peripheral and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in this Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

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

     "Initial Closing" means January 27, 1998.

     "IRA" means an Individual Retirement Account as described in Section 408 of the Code.

     "Limited Partner" means a Person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of this Agreement.

     "Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 40% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

     "Minimum Subscription Amount" means an aggregate of $1,500,000 in subscriptions from Limited Partners.

     "Net Disposition Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

     "Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance, taxes and insuring of the Equipment, so that the non-cancelable rental payments under the lease are absolutely net to the lessor.

     "Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period or subsequent to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income of shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations Section 1.704-1(b) (2) (iv) (I) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of this Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1 (b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1 (b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

     "Offering" means the initial public offering of the Units in the Partnership, as described in the Prospectus.

    "Offering Period" means the period commencing the Effective Date and ending the last day of the calendar month in which the Closing Date occurs.

     "Operating Lease" means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

     "Organizational and Offering Expenses" means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequently offering and distributing it to the public, including Underwriting Commissions, listing fees and advertising expenses except advertising expenses related to the leasing of the Program's Equipment.

     "Partners" means any one or more of the General Partner and the Limited Partners.

     "Partnership" means Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership.

    "Person" means an individual, partnership, joint venture, corporation, trust, estate or other entity.

     "Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

     "Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (I) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by or on behalf of the Partnership in connection with its purchase of the Equipment, and (iv) the amount of the Equipment Acquisition Fee and any other Acquisition Fees, but excluding points and prepaid interest.

     "Term Debt" means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

     "Underwriting Commissions" mean selling commissions and dealer-manager fees paid to broker-dealers by the Partnership in connection with the offer and sale of Units.

     "Unit" means a limited partnership interest in the Partnership.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 10-K

(a) (1)  Financial Statements.

         Commonwealth Income & Growth Fund II
         Report of Independent Auditors

         Balance Sheets as of December 31, 1999, 1998 and 1997.
         Statements of Operations for each of the three years ended
            December 31, 1999, 1998, 1997.
         Statements of Partners' Capital for each of the three years ended
            December 31, 1999, 1998, 1997.
         Statements of Cash Flows for each of the three years ended December 31,
            1999, 1998, 1997 and 1996.
         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.
         Report of Independent Auditors
         Balance Sheet as of February 28, 1999
         Notes to Balance Sheet

         Commonwealth Capital Corp.
         Report of Independent Auditors
         Consolidated Balance Sheet as of February 28, 1999
         Notes to Consolidated Balance Sheet

                              Financial Statements

                              Commonwealth Income &
                                 Growth Fund II

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                      Commonwealth Income & Growth Fund II

                              Financial Statements

                  Years ended December 31, 1999, 1998 and 1997

                                    CONTENTS

Report of Independent Auditors...............................................1

Audited Financial Statements

Balance Sheets...............................................................2
Statements of Operations.....................................................3
Statements of Partners' Capital..............................................4
Statements of Cash Flows.....................................................5
Notes to Financial Statements................................................6

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund II

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
------------------------------

Philadelphia, Pennsylvania
March 24, 2000

                      Commonwealth Income & Growth Fund II

                                 Balance Sheets

                                                                      DECEMBER 31
                                                                1999               1998
                                                            ------------       ------------
ASSETS
Cash and cash equivalents                                   $     52,323       $    136,208
Lease income receivable                                          300,507            246,930
Accounts receivable - General Partner                             34,918             14,510
Interest and other receivables                                    30,689             10,727

Computer equipment, at cost                                   15,099,876         14,085,926
Accumulated depreciation                                      (8,294,526)        (4,683,752)
                                                            ------------       ------------
                                                               6,805,350          9,402,174

Equipment acquisition costs and deferred expenses, net
    of accumulated amortization of $474,458 for 1999
    and $275,691 for 1998                                        232,635            372,318
Organization costs, net of accumulated amortization
    of $64,366 for 1998                                               --             50,103
                                                            ------------       ------------
Total assets                                                $  7,456,422       $ 10,232,970
                                                            ============       ============


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                            $     87,558       $     93,063
Unearned lease income                                            162,934            177,612
Notes payable                                                  3,326,191          4,769,529
                                                            ------------       ------------
Total liabilities                                              3,576,683          5,040,204

Partners' capital:
    General partner                                                1,000              1,000
    Limited partners                                           3,878,739          5,191,766
                                                            ------------       ------------
Total partners' capital                                        3,879,739          5,192,766
                                                            ------------       ------------
Total liabilities and partners' capital                     $  7,456,422       $ 10,232,970
                                                            ============       ============


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations

                                                              YEAR ENDED DECEMBER 31
                                                      1999              1998               1997
                                                   -----------       -----------       -----------
Income:
    Lease                                          $ 4,598,009       $ 4,212,862       $ 2,444,661
    Interest and other                                  26,894            32,798            95,346
                                                   -----------       -----------       -----------
                                                     4,624,903         4,245,660         2,540,007
Expenses:
    Operating, excluding depreciation                  274,565            93,840           163,749
    Equipment management fee paid to
       General Partner                                 229,900           210,643           122,233
    Depreciation                                     3,976,511         3,908,603         2,107,744
    Amortization of organization costs,
       equipment acquisition costs, and
       deferred expenses                               258,696           220,296           139,057
    Interest                                           298,121           204,022            37,106
    Loss on sale of computer equipment                   8,447                --            31,955
                                                   -----------       -----------       -----------
                                                     5,046,240         4,637,404         2,601,844
                                                   -----------       -----------       -----------
Net loss                                           $  (421,337)      $  (391,744)      $   (61,837)
                                                   ===========       ===========       ===========
Net loss per equivalent limited
    partnership unit                               $      (.93)      $      (.87)      $      (.16)
                                                   ===========       ===========       ===========

Weighted average number of equivalent limited
    partnership units outstanding  during the
    period                                             461,817           461,817           451,712
                                                   ===========       ===========       ===========


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                         Statements of Partners' Capital

                             GENERAL          LIMITED
                             PARTNER          PARTNER          GENERAL          LIMITED
                              UNITS            UNITS           PARTNER          PARTNERS           TOTAL
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1996               50          402,519      $     1,000       $ 6,430,920       $ 6,431,920
Contributions                       --           59,298               --         1,185,785         1,185,785
Offering costs                      --               --               --          (129,680)         (129,680)
Net income (loss)                   --               --            9,087           (70,924)          (61,837)
Distributions                       --               --           (9,087)         (899,627)         (908,714)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1997               50          461,817            1,000         6,516,474         6,517,474
Net income (loss)                   --               --            9,330          (401,074)         (391,744)
Distributions                       --               --           (9,330)         (923,634)         (932,964)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1998               50          461,817            1,000         5,191,766         5,192,766
Net income (loss)                   --               --            8,917          (430,254)         (421,337)
Distributions                       --               --           (8,917)         (882,773)         (891,690)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1999               50          461,817      $     1,000       $ 3,878,739       $ 3,879,739
                           ===========      ===========      ===========       ===========       ===========



SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                               1999              1998              1997
                                                           -----------       -----------       -----------
OPERATING ACTIVITIES
Net loss                                                   $  (421,337)      $  (391,744)      $   (61,837)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                           4,235,207         4,128,899         2,246,801
     Loss (gain) on sale of computer equipment                   8,447              (493)           31,955
     Other noncash activities included in
       determination of net loss                            (2,626,791)       (1,558,644)         (416,823)
     Changes in operating assets and liabilities:
       Lease income receivable                                 (53,577)         (133,430)          (33,486)
       Accounts receivable/payable - General Partner           (20,408)            1,311           (15,821)
       Interest and other receivables                          (19,962)          (10,627)           19,451
       Accounts payable                                         (5,505)           (3,263)            3,372
       Accounts payable - Commonwealth Capital Corp.                --           (68,265)           68,265
       Unearned lease income                                   (14,678)          (39,891)          127,723
       Organization costs paid to the General Partner
                                                                    --                --           (12,451)
                                                           -----------       -----------       -----------
Net cash provided by operating activities                    1,081,396         1,923,853         1,957,149

INVESTING ACTIVITIES
Capital expenditures                                          (254,787)       (1,701,559)       (4,179,080)
Net proceeds from sale of computer equipment                    50,106           851,607            10,585
Equipment acquisition fees paid to the
   General Partner                                             (57,407)         (222,916)         (202,760)
                                                           -----------       -----------       -----------
Net cash used in investing activities                         (262,088)       (1,072,868)       (4,371,255)

FINANCING ACTIVITIES
Partners' contributions                                             --                --         1,185,785
Offering costs                                                      --                --          (106,556)
Offering costs paid to the General Partner                          --                --           (23,124)
Distributions to partners                                     (891,690)         (932,964)         (908,714)
Debt placement fee paid to the General Partner                 (11,503)          (39,980)          (27,470)
                                                           -----------       -----------       -----------
Net cash (used in) provided by financing activities           (903,193)         (972,944)          119,921
                                                           -----------       -----------       -----------
Net decrease in cash and cash equivalents                      (83,885)         (121,959)       (2,294,185)
Cash and cash equivalents at beginning of year                 136,208           258,167         2,552,352
Cash and cash equivalents at end of year                   $    52,323       $   136,208       $   258,167
                                                           ===========       ===========       ===========


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                December 31, 1999

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

Allocations of income and distributions of cash are based on the Commonwealth Income & Growth Fund II, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 1999, annual cost distributions to limited partners were made at a rate of 9.5% of their original contributed capital. During 1998 and 1997, annual cash distributions to limited partners have been made at a rate of 10% of their original contributed capital. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.90 per limited partnership unit for units which were outstanding for the entire year. Distributions during 1998 and 1997 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit for units which were outstanding for the entire year.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1999, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                      Commonwealth Income & Growth Fund II

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

During 1999 and 1998, the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $181,000 and $428,000 in the fourth quarter of 1999 and 1998, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. There were no adjustments during 1997.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over the estimated useful lives of four years. Other deferred expenses are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 was required to be adopted in the first quarter of 1999 and resulted in the write-off of approximately $50,000 of unamortized organization costs.

3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 22 to 48 months. In general, associated costs such as repairs and maintenance, insurance, and property taxes are paid by the lessee.

                      Commonwealth Income & Growth Fund II

3. COMPUTER EQUIPMENT (CONTINUED)

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1999.

                 2000                       $3,158,849
                 2001                          881,748
                 2002                           77,198
                                            ----------
                                            $4,117,795
                                            ==========

Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 40% of lease income for the year ended December 31, 1999. Lease income from four lessees, each exceeding 10% of lease income, aggregated 55% of the lease income for the year ended December 31, 1998.

4. RELATED PARTY TRANSACTIONS

ORGANIZATIONAL FEE

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1997, such organizational fees of $36,000, were paid to the General Partner. No organizational fees were paid during 1999 and 1998.

REIMBURSEMENT OF EXPENSES

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1999, 1998, and 1997, $84,000, $30,000, and $110,000 respectively, of expenses were reimbursed to the General Partner. During 1999, the General Partner also received reimbursement of $42,000 of expenses relating to 1998.

                      Commonwealth Income & Growth Fund II

4. RELATED PARTY TRANSACTIONS (CONTINUED)

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an Equipment Acquisition Fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 1999, 1998, and 1997, equipment acquisition fees of approximately $57,000, $223,000, and $203,000, respectively, were paid to the General Partner.

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 1999, 1998, and 1997, debt placement fees of approximately $12,000, $40,000, and $27,000, respectively, were paid to the General Partner.

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1999, 1998, and 1997, equipment management fees of approximately $230,000, $211,000, and $122,000, respectively, were paid to the General Partner, as determined pursuant to section (ii) above.

                      Commonwealth Income & Growth Fund II

4. RELATED PARTY TRANSACTIONS (CONTINUED)

RE-LEASE FEE

As compensation for providing re-leasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Re-lease"), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease. There were no such fees paid to the General Partner in 1999, 1998, or 1997.

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1999, 1998, or 1997.

                      Commonwealth Income & Growth Fund II

5. NOTES PAYABLE

Notes payable consisted of the following:

                                                                        1999                 1998
                                                                 --------------------   ------------------
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $22,844 including interest through
    June 1999                                                        $            -      $      134,127
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $8,386 including interest through
    February 2000                                                            16,626             112,424
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $31,144 including interest through
    May 2000                                                                152,850             500,883
Installment note payable to a bank; interest at 8.2%; due in monthly installments of $3,976 including interest through
    June 2000                                                                23,296              67,126
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $21,031 including interest through
    September 2000                                                          184,329             416,767
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $11,910 including interest through
    November 2000                                                           126,857             256,927
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $6,989 including interest through
    November 2000                                                            74,444             150,770
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $33,736 including interest through
    December 2000                                                           383,699             748,005
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $6,491 including interest through
    February 2001                                                            87,019             156,170
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $4,395 including interest through
    February 2001                                                            58,920             105,741

                      Commonwealth Income & Growth Fund II

5. NOTES PAYABLE (CONTINUED)

                                                                        1999                 1998
                                                                 --------------------   ------------------
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $33,736 including interest through
    April 2001                                                       $      488,470      $      845,760
Installment note payable to a bank; interest at 7.1%; due in monthly installments of $12,186 including interest through
    May 2001                                                                196,532             323,860
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $6,314 including interest through
    August 2001                                                             119,323             184,925
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $4,209 including interest through
    June 2001                                                                72,084             116,473
Installment note payable to a bank; interest at 8.5%; due in monthly installments of $4,245 including interest through
    October 2001                                                             86,195                   -
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $20,045 including interest through
    December 2001                                                           447,888             649,571
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $14,928 including interest through
    December 2001                                                           347,776                   -
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $3,666 including interest through
    January 2002                                                             85,409                   -
Installment note payable to a bank; interest at 9.0%; due in monthly installments of $2,578 including interest through
    September 2002                                                           75,116                   -
Installment note payable to a bank; interest at 6.95%; due in monthly installments of $12,098 including interest through
    September 2002                                                          299,358                   -
                                                                 --------------------   ------------------
                                                                     $    3,326,191      $    4,769,529
                                                                 --------------------   ------------------
                                                                 --------------------   ------------------

                      Commonwealth Income & Growth Fund II

5. NOTES PAYABLE (CONTINUED)

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1999 are as follows:

                  2000                                            $      2,338,264
                  2001                                                     911,779
                  2002                                                      76,148
                                                                  ----------------
                                                                  $      3,326,191
                                                                  ----------------
                                                                  ----------------

The fair market value of debt approximates its carrying value at December 31, 1999 and 1998.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities included in the determination of net loss are as follows:

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Lease income, net of interest expense on notes
         payable realized as a result of direct
         payment of principal by lessee to bank          $    2,593,673    $    1,536,818   $      404,913
     Lease income paid to original lessor in lieu
         of cash payment for computer equipment
         acquired                                                33,118            21,826           11,910
                                                       -----------------   ---------------   ---------------
     Total adjustment to net loss from other
         noncash activities                              $    2,626,791    $    1,558,644   $      416,823
                                                       -----------------   ---------------   ---------------
                                                       -----------------   ---------------   ---------------


No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                      Commonwealth Income & Growth Fund II

6. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

Noncash investing and financing activities include the following:

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Debt assumed in connection with the purchase of
        computer equipment                               $    1,150,335    $    4,352,228   $    2,359,033
                                                       -----------------   ---------------   ---------------
                                                       -----------------   ---------------   ---------------
     Accounts payable in connection with the purchase
        of computer equipment                            $            -    $            -   $      502,721
                                                       -----------------   ---------------   ---------------
                                                       -----------------   ---------------   ---------------
     Computer equipment payable converted
        to a note payable                                $            -    $      502,721   $            -
                                                       -----------------   ---------------   ---------------
                                                       -----------------   ---------------   ---------------

7. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE INCOME ON THE FEDERAL PARTNERSHIP RETURN

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Net loss for financial reporting purposes           $     (421,337)   $     (391,744)  $     (61,837)
         Adjustments:
            Depreciation                                        860,760         1,060,451         387,081
            Amortization                                        181,893           179,834         112,007
            Unearned lease income                               (25,485)          (65,610)         71,392
            Loss on sale of computer equipment                  (49,424)         (455,968)         (7,011)
            Other                                              (102,487)          (19,753)         33,265
                                                       -----------------   ---------------   ---------------
     Taxable income on the Federal
         Partnership Return                              $      443,920    $      307,210   $     534,897
                                                       -----------------   ---------------   ---------------
                                                       -----------------   ---------------   ---------------

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

         27 FINANCIAL DATA SCHEDULE

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)

         ** Incorporated by reference for the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(b)      Reports on Form 8-K
         NOT APPLICABLE

(c)      Exhibits.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 14, 1999 by the undersigned thereunto duly authorized.

                                  COMMONWEALTH INCOME & GROWTH FUND II
                                       By:    COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                  By   /S/ GEORGE S. SPRINGSTEEN
                                       -------------------------
                                       George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 1999.

SIGNATURE                                            CAPACITY
---------                                            --------

/S/ GEORGE S. SPRINGSTEEN               Chairman, President and Director of
-------------------------               Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/S/ KIMBERLY A. MACDOUGALL              Executive Vice President Chief Operating
--------------------------              Officer Secretary and Director
Kimberly A. MacDougall

/S/ JOHN A. CONBOY III                  Accounting Manager of Commonwealth
----------------------                  Income & Growth Fund, Inc.
John A. Conboy III

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                February 28, 1999



                                TABLE OF CONTENTS



Report of Independent Auditors.................................................1


Balance Sheet..................................................................2
Notes to Balance Sheet.........................................................3


                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1999. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 1999, in conformity with generally accepted accounting principles.



/s/ Fishbein & Company, P.C.

June 16, 1999

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1999

                                     ASSETS


Cash                                                           $       500

Receivable from Income Funds                                       128,803

Investment in Partnerships                                           3,000
                                                               -----------
                                                               $   132,303

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

         Accounts payable and accrued expenses                 $     3,422
         Due to parent                                             127,781
                                                              ------------

                                                                   131,203
                                                              ------------

STOCKHOLDERS EQUITY
         Common stock - No par value
            Authorized 1,000 shares
               Issued and outstanding 100 shares                     1,000
         Additional paid-in capital                              1,000,100
                                                              ------------
                                                                 1,001,100
         Less note receivable                                   (1,000,000)
                                                                     1,100
                                                                     -----
                                                                   132,303
                                                                   -------


                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                              NOTE TO BALANCE SHEET

                                February 28, 1999

1. NATURE OF BUSINESS

Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly- owned subsidiary of Commonwealth Capital Corp. (CCC). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships).

CCC has provided additional capital by means of a noninterest-bearing demand note in the amount of $1,000,000, so that the Company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,00. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

The Company's operations are included in the consolidated federal income tax return of CCC.

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates, " and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999

                                TABLE OF CONTENTS


                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT                                           1

CONSOLIDATED BALANCE SHEET                                             2

NOTES TO CONSOLIDATED BALANCE SHEET                                    3


                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Capital Corp.

         We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended in conformity with generally accepted accounting principles.


                                                 /s/ Fishbein & Company, P.C.

June 16, 1999

                           COMMONWEALTH CAPITAL CORP.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999


ASSETS

Cash and cash equivalents                       $   28,544
Receivables from Income Funds                      346,272
Other receivables                                   64,754
Minimum lease payments receivable - Net of
     unearned interest income of $2,084,813      5,260,000
Investment in income funds                          16,200
Office furniture and equipment - Net of
     accumulated depreciation of $108,789           10,649
Deferred offering costs                            257,673
Other assets                                         9,042
                                                ----------

                                                $5,993,134
                                                ==========


           LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Accounts payable and accrued expenses           $  141,265
Due to Income Funds                                 63,382
Nonrecourse obligations                          5,260,000
                                                ----------
                                                 5,464,647
                                                ----------

STOCKHOLDER'S EQUITY

Common stock -Par value $1
 Authorized 1,000 shares
   Issued and outstanding 10 shares                     10
Retained Earnings                                  528,477
                                                ----------

                                                   528,487
                                                ----------
                                                $5,993,134
                                                ==========


See notes to consolidated financial statements

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own, and act as lessor with respect to certain computer equipment. As of February 28, 1998, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred fees subsequent to February 28, 1998 because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. Management believes that fees currently being collected will be sufficient to enable it to support its operations during the next year. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.

2. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (See Note 1). All significant interCompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1999 cash equivalents were invested in a money market fund investing directly in treasury obligations.

REVENUE RECOGNITION

The Company recognizes fees as earned in accordance with the various General Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income

INVESTMENT IN INCOME FUNDS (CONTINUED)

Funds of $63,382 at February 28, 1999 of which $17,269 was incurred during the year ended February 28, 1999. Financial information of the Income Funds as of December 31, 1998 is as follows:


                                                  1998
                                          ------------------
Total assets                               $     24,883,000
Nonrecourse debt                                  9,234,000
Other liabilities                                 1,068,000
Partners' capital                                14,581,000
Net income (loss)                                  (721,000)


The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 1999 and have been eliminated in the consolidation of the accompanying financial statements.

Fee income earned by the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds).

Approximately 64% of fee income for the year ended February 28, 1999, was from two Income Funds.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years

DEFERRED OFFERING COSTS

Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or if necessary the future operations of the Income Fund. Deferred offering costs at February 28, 1999, relate to an Income Fund whose offering period expires in July 2000.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1999 under these leases and certificates of participation are approximately $5,260,000 and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,110,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with the lease purchase transactions of $395,375 for the year ended February 28, 1999.

Future minimum lease payments to be received as of February 28, 1998 are as follows:


     2000                                              903,828
     2001                                              906,935
     2002                                              683,324
     2003                                              684,490
     Thereafter                                      4,166,236
                                               ---------------
                                                     7,344,913
     Less amount representing interest               2,084,813
                                               ---------------
     Total                                       $   5,260,000
                                               ===============



The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $174,000 for the year ended February 28, 1999. Future minimum lease payments under noncancelable operating leases at February 28, 1999 are as follows: $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.


            YEAR ENDING FEBRUARY 28,
                   2000                                  $ 154,000
                   2001                                    146,000
                   2002                                    141,000
                   2003                                    143,000
                   2004                                    146,000
                                                           -------

                                                         $ 730,000


PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. There was no profit-sharing contribution for the years ended February 28, 1999.

RELATED PARTY TRANSACTIONS

For the years ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management, acquisition, and financing fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

The Company has net operating loss carryforwards of approximately $235,000 and investment tax credit carryforwards of approximately $129,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows


                                     NET OPERATING               INVESTMENT
YEAR ENDING FEBRUARY 28,               LOSSES                    TAX CREDITS
                2000                 $                           $ 20,000
                2001                                               57,000
                2002                                               52,000
                2013                      38,000
                2019                     197,000
                                         -------

                                         235,000                $ 129,000


The Company also has net operating loss carryforwards of approximately $1,983,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:


Year Ending February 28,
                2006                               $  158,000
                2007                                  651,000
                2008                                  977,000
                2009                                  197,000
                                                      -------

                                                   $1,983,000


At February 28, 1999, the Company has deferred income tax assets of $370,000 arising primarily from net operating loss and investment tax credit carryforwards, and deferred income tax liabilities of approximately $104,000 associated with ownership of general partnership interests in the various operating Income Funds. The Company has recorded a valuation allowance for the net deferred income tax assets of approximately $266,000 at February 28, 1999, because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.