Form 10-Q
period 2000-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2000-05-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000

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

            YES  [X]                            NO   [ ]

                      COMMONWEALTH INCOME & GROWTH FUND II
                                 BALANCE SHEETS

                                                         MARCH 31,         MARCH 31,
                                                           2000              1999
                                                        -----------       -----------
ASSETS
Cash and cash equivalents                                    36,191           128,081
Lease income receivable                                     404,570           134,868
Accounts Receivable -  General Partner                       34,918            20,448
Other receivables and deposits                               30,689            20,350

Computer equipment, at cost                              15,119,323        15,212,742
Accumulated depreciation                                 (9,232,877)       (6,086,536)
                                                        -----------       -----------
                                                          5,886,446         9,126,206
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $630,900 in
2000 and $374,600 in 1999                                   182,454                --
Organization costs                                               --           397,247

                                                        -----------       -----------
Total Assets                                              6,575,268         9,827,200
                                                        ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                             96,760            60,037
Accounts payable - General Partner                               --                --
Unearned lease income                                       169,425           131,404
Notes payable                                             2,662,556         4,741,700
                                                        -----------       -----------
Total liabilities                                         2,928,741         4,933,141

Partners' capital:
General partner                                               1,000             1,000
Limited partner                                           3,645,527         4,893,059
                                                        -----------       -----------
Total partners' capital                                   3,646,527         4,894,059
                                                        -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                    6,575,268         9,827,200
                                                        ===========       ===========


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2000            1999
                                                       -----------      ----------
INCOME:
Lease                                                  $ 1,124,748      $1,133,893
Interest and other                                           2,124           1,427
Gain on sale of computer equipment                          40,460              --
                                                       -----------      ----------
                                                         1,167,332       1,135,320
Expenses:
Operating, excluding depreciation                           63,508          27,361
Equipment management fee - General Partner                  60,278          56,695
Interest                                                    54,093          82,778
Depreciation                                               938,351         974,737
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                   53,437          59,215
Loss on sale of computer equipment                                              --
                                                       -----------      ----------
                                                         1,169,667       1,200,786
                                                       -----------      ----------
Net income (loss)                                      $    (2,335)     $  (65,466)
                                                       ===========      ==========
Net income (loss) per equivalent limited
  partnership unit                                     $    (0.004)     $    (0.14)

Weighted Average numner of equivalent limited
  partnership units outstanding during the period          461,817         454,824



                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II
                         STATEMENT OF PARTNERS' CAPITAL

                                             PARTNER UNITS                    GENERAL           LIMITED
                                                GENERAL      LIMITED          PARTNER           PARTNER              TOTAL
                                             -----------------------------------------------------------------------------------
Partners' capital - December 31, 1995            50          183,947         $   1,000       $   3,155,521       $   3,156,521
  Contributions                                              218,572                             4,371,440           4,371,440
  Offering costs                                                                                  (487,440)           (487,440)
  Net income (loss)                                                              6,080              (6,810)               (730)
  Distribution                                                                  (6,080)           (601,965)           (608,045)

                                             -----------------------------------------------------------------------------------
Partners' capital - December 31, 1996            50          402,519             1,000           6,430,920           6,431,920
  Contributions                                               59,298                             1,185,785           1,185,785
  Offering costs                                                                                  (129,680)           (129,680)
  Net income (loss)                                                              9,087              70,924             (61,837)
  Distribution                                                                  (9,087)           (899,627)           (908,714)

                                             -----------------------------------------------------------------------------------
Partners' capital - December 31, 1997            50          461,817             1,000           6,516,474           6,517,474
  Net income (loss)                                                              9,330            (401,074)           (391,744)
  Distribution                                                                  (9,330)           (923,634)           (932,964)

                                             -----------------------------------------------------------------------------------
Partners' capital - December 31, 1998            50          461,817             1,000           5,191,766           5,192,766
  Net income (loss)                                                              8,917            (430,254)           (421,337)
  Distribution                                                                  (8,917)           (882,773)           (891,690)

                                             -----------------------------------------------------------------------------------
Partners' capital - December, 1999               50          461,817         $   1,000       $   3,878,739       $   3,879,739
  Net income (loss)                                                              2,280              (4,615)             (2,335)
  Distribution                                                                  (2,280)           (228,600)           (230,880)

                                             -----------------------------------------------------------------------------------
Partners' capital - March 31,2000                50          461,817         $   1,000           3,645,524           3,646,524
                                                                                             ===================================

                             See accompanying notes

                            COMMONWEALTH INCOME & GROWTH FUND II
                                  STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                          2000            1999
                                                        ---------      ----------
Operating activities
Net income (loss)                                         (2,335)         (65,466)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            991,788        1,033,952
(Gain) loss on sale of computer equipment                (40,460)              --
Other noncash activities included in
determination of net income                             (547,200)        (636,584)
Changes in operating assets and liabilities:
Accounts receivable - General Partner                         --               --
(Increase) decrease in lease income receivable          (269,702)         112,062
(Increase) decrease in other receivables                 (10,339)         (15,561)
Increase (decrease) in accounts payable                   36,724          (33,026)
Increase (decrease) in accounts payable -
Commonwealth Capital Corp.                                    --               --
Increase (decrease) in accounts payable -
General Partner                                               --               --
Equipment payable                                             --               --
Increase (decrease) in unearned lease income              38,021          (46,208)
                                                        ---------      ----------
Net cash provided by operating activities                196,497          349,169
                                                        ---------      ----------
Investing activities:
Capital expenditures                                     (19,449)         (90,014)
Payment of computer equipment payable                         --               --
Net proceeds from the sale of property                    40,460               --
Equipment acquisition fees paid to General Partner        (2,760)         (27,951)
                                                        ---------      ----------
Net cash provided by investing activities                 18,251         (117,965)

Financing activities:
Distributions to partners                               (230,880)        (233,241)
Debt placement fees paid to General Partner                   --           (6,090)
                                                        ---------      ----------
Net cash used by financing activities                   (230,880)        (239,331)
                                                        ---------      ----------
Net increase (decrease) in cash and equivalents          (16,132)          (8,127)
Cash and cash equivalents, begining of year               52,323          128,081
                                                        ---------      ----------
Cash and cash equivalents, end of year                    36,191          119,954
                                                        =========      ==========


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

The Partnership's primary sources of capital for the three months ended March 31, 2000 and 1999 were from cash from operations of $196,000 and $349,000, respectively. The primary uses of cash for the three months ended March 31, 2000, and 1999, were for capital expenditures for new equipment totaling $19,000 and $90,000 respectively, the payment of preferred distributions to partners of $233,000 for the quarter, the payment of acquisition fees of $2,760 and $13,000 respectively, and the payment of finance fees of $500 and $2,000, respectively.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2000 and December 31, 1999 the Partnership had approximately $36,000 and $52,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $2,658,000 for the year ending December 31, 2000 and $840,000 thereafter. At March 31, 2000, the outstanding debt was 2,900,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

 For the quarter ended March 31, 2000, the Partnership recognized income of $1,167,000 and expenses of $1,170,000, resulting in net loss of $2,335. For the quarter ended March 31, 1999, the Partnership recognized income of $1,135,000 and expenses of $1,200,000, resulting in net loss of $65,000.

Lease income decreased by .8% from $1,134,000 for the quarter ended March 31, 1999, to $1,125,000 for the quarter ended March 31, 2000, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated less lease income. During the three months ended March 31, 2000, the Partnership expended $19,000 to acquire one lease, which will generate approximately $144,800 in revenue.

Interest income increased 48% from $1,427 for the quarter ended March 31, 1999 to $2,124 for the quarter ended March 31, 2000, primarily due to a higher monthly average balance in the money market accounts for the quarter ended March 31, 2000.

                      Commonwealth Income & Growth Fund II


Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 57% from approximately $27,000 for the quarter ended March 31, 1999, to $64,000 for the quarter ended March 31, 2000, which is primarily attributable to the accrual of accounting fees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee increased 5% from approximately $57,000 for the quarter ended March 31, 1999, to $60,000 for the quarter ended March 31, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses decreased 3% from approximately $974,000 for the quarter ended March 31, 1999, to $938,000 for the quarter ended March 31, 2000.

For the three month period ended March 31, 2000, the Partnership generated cash flow from operating activities of $196,000, which includes a net loss of $2,000, and depreciation and amortization expenses of $9991,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $702,000.

For the three month period ended March 31, 1999, the Partnership generated cash flow from operating activities of $259,000, which includes net loss of $65,000, and depreciation and amortization expenses of $897,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $545,000.

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

                                      COMMONWEALTH INCOME & GROWTH FUND II
                                        BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

May 15, 2000                          By: /s/ George S. Springsteen
----------------                         ------------------------------
Date                                  George S. Springsteen
                                      President