Form 10-Q
period 2000-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2000-08-14
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                           YES  [X]               NO   [ ]

                      COMMONWEALTH INCOME & GROWTH FUND II
                                 BALANCE SHEETS


                                                                             (AUDITED)
                                                          JUNE 30,          DECEMBER 31,
                                                            2000               1999
                                                        ------------       ------------
ASSETS
Cash and cash equivalents                               $    225,065       $     52,323
Lease income receivable                                      543,010            300,507
Accounts Receivable -  General Partner                         9,715             34,918
Other receivables and deposits                                30,689             30,689
Computer equipment, at cost                               14,381,085         15,099,876
Accumulated depreciation                                  (9,286,171)        (8,294,526)
                                                        ------------       ------------
                                                           5,903,393          6,805,350
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $689,506 in
2000 and $474,458 in 1999                                    145,615            232,635
                                                        ------------       ------------
Total Assets                                            $  6,857,487       $  7,456,422
                                                        ============       ============
LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                        $    323,808       $     87,558
Accounts payable - General Partner                              --                 --
Unearned lease income                                        157,231            162,934
Notes payable                                              2,160,896          3,326,191
                                                        ------------       ------------
Total liabilities                                          2,641,935          3,576,683
Partners' capital:
General partner                                                1,000              1,000
Limited partner                                            3,406,073          3,878,739
                                                        ------------       ------------
Total partners' capital                                    3,407,073          3,879,739
                                                        ------------       ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                  $  6,049,008       $  7,456,422
                                                        ============       ============

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                            STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                          2000              1999              2000              1999
                                                       -----------       -----------       -----------       -----------
INCOME:
Lease                                                  $ 1,082,858       $ 1,157,489       $ 2,207,606       $ 2,291,383
Interest and other                                           1,145             2,685             3,269             5,162
Gain on sale of computer equipment                          36,925              --              77,385              --
                                                       -----------       -----------       -----------       -----------
                                                         1,120,928         1,160,174         2,288,260         2,296,545
Expenses:
Operating, excluding depreciation                           23,394            84,339            86,902           111,745
Equipment management fee - General Partner                  65,599            64,636           125,877           121,331
Interest                                                    44,333            77,810            98,426           160,585
Depreciation                                               949,031           989,295         1,887,382         1,964,033
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                   47,142            57,239           100,579           116,453
                                                       -----------       -----------       -----------       -----------
                                                         1,129,499         1,273,319         2,299,166         2,474,147
                                                       -----------       -----------       -----------       -----------
Net income (loss)                                      $    (8,571)      $  (113,145)      $   (10,906)      $  (177,602)
                                                       ===========       ===========       ===========       ===========
Net income (loss) per equivalent limited
  partnership unit                                     $     (0.02)      $     (0.25)      $     (0.02)      $     (0.39)
Weighted Average numner of equivalent limited
  partnership units outstanding during the period          461,817           461,817           461,817           461,817


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                         STATEMENT OF PARTNERS' CAPITAL



                                                    PARTNER UNITS                      GENERAL       LIMITED
                                                       GENERAL           LIMITED       PARTNER       PARTNER            TOTAL
                                                   ------------------------------------------------------------------------------
Partners' capital - December 31, 1995                    50              183,947      $  1,000      $ 3,155,521      $ 3,156,521
  Contributions                                                          218,572                      4,371,440        4,371,440
  Offering costs                                                                                       (487,440)        (487,440)
  Net income (loss)                                                                      6,080           (6,810)            (730)
  Distribution                                                                          (6,080)        (601,965)        (608,045)
                                                   ------------------------------------------------------------------------------
Partners' capital - December 31, 1996                    50              402,519         1,000        6,430,920        6,431,920
  Contributions                                                           59,298                      1,185,785        1,185,785
  Offering costs                                                                                       (129,680)        (129,680)
  Net income (loss)                                                                      9,087           70,924          (61,837)
  Distribution                                                                          (9,087)        (899,627)        (908,714)
                                                   ------------------------------------------------------------------------------
Partners' capital - December 31, 1997                    50              461,817         1,000        6,516,474        6,517,474
  Net income (loss)                                                                      9,330         (401,074)        (391,744)
  Distribution                                                                          (9,330)        (923,634)        (932,964)
                                                   ------------------------------------------------------------------------------
Partners' capital - December 31, 1998                    50              461,817         1,000        5,191,766        5,192,766
  Net income (loss)                                                                      8,917         (430,254)        (421,337)
  Distribution                                                                          (8,917)        (882,773)        (891,690)
                                                   ------------------------------------------------------------------------------
Partners' capital - December, 1999                       50              461,817         1,000        3,878,739        3,879,739
  Net income (loss)                                                                      4,561          (15,467)         (10,906)
  Distribution                                                                          (4,561)        (457,199)        (461,760)
                                                   ------------------------------------------------------------------------------
Partners' capital - June 30, 2000                        50              461,817      $  1,000        3,406,073        3,407,073
                                                   ==============================================================================



                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                           2000             1999
                                                        ----------       ----------
Operating activities
Net income (loss)                                          (10,906)        (177,602)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            1,987,961        2,080,486
(Gain) loss on sale of computer equipment                  (77,385)            --
Other noncash activities included in
determination of net income                             (1,165,691)      (1,210,642)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable            (242,503)          98,231
(Increase) decrease in other receivables                   236,250            3,881
Increase (decrease) in accounts payable                     25,203          (41,402)
Increase (decrease) in accounts payable -
General Partner                                               --              4,500
Increase (decrease) in unearned lease income                (5,307)         (15,885)
                                                        ----------       ----------
Net cash provided by operating activities                  747,622          741,567
                                                        ----------       ----------

Investing activities:
Capital expenditures                                      (176,946)         (90,014)
Net proceeds from the sale of property                      77,385             --
Equipment acquisition fees paid to General Partner         (11,698)        (121,331)
                                                        ----------       ----------
Net cash used by investing activities                     (111,259)        (211,345)

Financing activities:
Distributions to partners                                 (461,760)        (466,482)
Debt placement fees paid to General Partner                 (1,861)
                                                        ----------       ----------
Net cash used by financing activities                     (463,621)        (466,482)

                                                        ----------       ----------
Net increase (decrease) in cash and equivalents            172,742           63,740
Cash and cash equivalents, begining of year                 52,323          136,208
                                                        ----------       ----------
Cash and cash equivalents, end of year                     225,065          199,948
                                                        ==========       ==========


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999 .

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

                      Commonwealth Income & Growth Fund II


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


The Partnership's primary sources of capital for the six months ended June 30, 2000 and 1999 were from cash from operations of $747,000 and $741,000, respectively. The primary uses of cash for the six months ended June 30, 2000, and 1999, were for capital expenditures for new equipment totaling $177,000 and $90,000 respectively, the payment of preferred distributions to partners of $462,000 for the quarter, the payment of acquisition fees of $9,000 and $28,000 respectively, and the payment of finance fees of $1,000 and $6,000, respectively.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2000 and December 31, 1999 the Partnership had approximately $134,000,000 and $200,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2000, the Partnership had future minimum rentals on non cancellable operating leases of $3,159,000 for the year ending December 31, 2000 and $959,000 thereafter. At June 30, 2000, the outstanding debt was 2,161,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

 For the quarter ended June 30, 2000, the Partnership recognized income of $1,121,000 and expenses of $1,129,000, resulting in net loss of $8,000. For the quarter ended June 30, 1999, the Partnership recognized income of $1,160,000 and expenses of $1,273,000, resulting in net loss of $113,000.

Lease income decreased by 6% from $1,157,000 for the quarter ended June 30, 1999, to $1,081,000 for the quarter ended June 30, 2000, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated less lease income. During the three months ended June 30, 2000, the Partnership expended $24,000 to acquire one lease, which will generate approximately $142,000 in revenue.

Interest income decreased 57% from $2,685 for the quarter ended June 30, 1999 to $1,145 for the quarter ended June 30, 2000, primarily due to a lower monthly average balance in the money market accounts for the quarter ended June 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 36% from approximately $284,000 for the quarter ended June 30, 1999, to $180,000 for the quarter ended June 30, 2000, which is primarily attributable to the accrual of accounting fees.

                      Commonwealth Income & Growth Fund II



The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 1% from approximately $65,000 for the quarter ended June 30, 1999, to $66,000 for the quarter ended June 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses decreased 3% from approximately $1,046,000 for the quarter ended June 30, 1999, to $996,000 for the quarter ended June 30, 2000.

For the six month period ended June 30, 2000, the Partnership generated cash flow from operating activities of $748,000, which includes a net loss of $8,000, and depreciation and amortization expenses of $996,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $502,000.

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



                                      COMMONWEALTH INCOME & GROWTH FUND II
                                        BY: COMMONWEALTH INCOME & GROWTH
                                           FUND, INC. General Partner




August 14, 2000                           By:  /s/ George S. Springsteen
------------------                        --------------------------------
Date                                        George S. Springsteen
                                            President