Form 10-Q
period 2000-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2000-11-13
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                  YES  [X]                 NO   [   ]

                      COMMONWEALTH INCOME & GROWTH FUND II
                                 BALANCE SHEETS


                                                                        (AUDITED)
                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999

                                                      ---------------  --------------
ASSETS
Cash and cash equivalents                              $    211,584      $     52,323
Lease income receivable                                     397,018           300,507
Accounts Receivable -  General Partner                       36,793            34,918
Other receivables and deposits                               30,689            30,689

Computer equipment, at cost                              12,496,940        15,099,876
Accumulated depreciation                                 (8,582,184)       (8,294,526)

                                                       ------------      ------------
                                                          3,914,756         6,805,350
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $607,473 in
2000 and $474,458 in 1999                                   113,180           232,635

                                                       ------------      ------------
Total Assets                                           $  4,704,020      $  7,456,422

                                                       ============      ============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                       $     94,512      $     87,558
Accounts payable-Commonwealth Capital Corp.                   4,508                --
Unearned lease income                                        31,144           162,934
Notes payable                                             1,587,298         3,326,191

                                                       ------------      ------------
Total liabilities                                         1,717,462         3,576,683

Partners' capital:
General partner                                               1,000             1,000
Limited partner                                           2,985,558         3,878,739

                                                       ------------      ------------
Total partners' capital                                   2,986,558         3,879,739

                                                       ------------      ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                 $  4,704,020      $  7,456,422
                                                       ============      ============

                             See accompanying notes

                COMMONWEALTH INCOME & GROWTH FUND II

                      STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2000             1999            2000             1999
                                                      ----------------------------     ----------------------------
INCOME:
Lease                                                 $ 1,000,560      $ 1,160,498     $ 3,208,166      $ 3,451,987
Interest and other                                          1,161            3,102           4,430            8,264
Gain on sale of computer equipment                             --           42,826              --           42,826
                                                      -----------      -----------     -----------      -----------
                                                        1,001,721        1,206,426       3,212,596        3,503,077

Expenses:
Operating, excluding depreciation                          60,286          122,268         147,188          240,500
Equipment management fee - General Partner                 50,028           57,525         175,905          172,472
Interest                                                   34,704           66,654         133,130          227,150
Depreciation                                              835,013          893,264       2,722,395        2,527,531
Amortization of  equipment acquisition costs
and deferred expenses                                      32,436           56,361         133,015          172,814
Loss on sale of computer equipment                         24,094               --         101,479               --
                                                      -----------      -----------     -----------      -----------
                                                        1,036,561        1,196,072       3,413,112        3,340,467
                                                      -----------      -----------     -----------      -----------

Net income (loss)                                     $   (34,840)     $    10,354     $  (200,516)     $   162,610
                                                      ===========      ===========     ===========      ===========

Net income (loss) per equivalent limited
  partnership unit                                    $     (0.08)     $      0.02     $     (0.43)     $      0.35

Weighted Average numner of equivalent limited
  partnership units outstanding during the period         461,817          461,817         461,817          461,817

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                         STATEMENT OF PARTNERS' CAPITAL


                                                PARTNER UNITS                      GENERAL        LIMITED
                                                   GENERAL        LIMITED          PARTNER         PARTNER           TOTAL
                                             --------------------------------------------------------------------------------

Partners' capital - December 31, 1995                 50          183,947       $     1,000    $   3,155,521     $   3,156,521
  Contributions                                                   218,572                          4,371,440         4,371,440
  Offering costs                                                                                    (487,440)         (487,440)
  Net income (loss)                                                                   6,080           (6,810)             (730)
  Distribution                                                                       (6,080)        (601,965)         (608,045)

                                             ----------------------------------------------------------------------------------
Partners' capital - December 31, 1996                 50          402,519             1,000        6,430,920         6,431,920
  Contributions                                                   59,298                           1,185,785         1,185,785
  Offering costs                                                                                    (129,680)         (129,680)
  Net income (loss)                                                                   9,087           70,924           (61,837)
  Distribution                                                                       (9,087)        (899,627)         (908,714)

                                             ----------------------------------------------------------------------------------
Partners' capital - December 31, 1997                 50          461,817             1,000        6,516,474         6,517,474
  Net income (loss)                                                                   9,330         (401,074)         (391,744)
  Distribution                                                                       (9,330)        (923,634)         (932,964)

                                             ----------------------------------------------------------------------------------
Partners' capital - December 31, 1998                 50          461,817             1,000        5,191,766         5,192,766
  Net income (loss)                                                                   8,917         (430,254)         (421,337)
  Distribution                                                                       (8,917)        (882,773)         (891,690)

                                             ----------------------------------------------------------------------------------
Partners' capital - December, 1999                    50          461,817             1,000        3,878,739         3,879,739
  Net income (loss)                                                                   6,841         (207,357)         (200,516)
  Distribution                                                                       (6,841)        (685,824)         (692,665)

                                             ----------------------------------------------------------------------------------
Partners' capital - September 30, 2000                50          461,817       $     1,000    $   2,985,558     $   2,986,558
                                             ==================================================================================

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                            2000               1999

                                                        ------------     -------------
Operating activities
Net income (loss)                                       $  (200,516)     $   162,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                             2,855,410        2,700,344
(Gain) loss on sale of computer equipment                   101,479          (42,826)
Other noncash activities included in
determination of net income                              (1,738,893)      (2,126,736)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable              (96,511)            (155)
(Increase) decrease in accounts receivable -
General Partner                                              (1,875)              --
(Increase) decrease in other receivables                         --            3,881
Increase (decrease) in accounts payable                       6,954          (38,412)
Increase (decrease) in accounts payable -
Commonwealth Capital Corp.                                    4,508               --
Increase (decrease) in unearned lease income               (131,790)         (94,412)

                                                        -----------      -----------
Net cash provided by operating activities                   786,766          564,261


Investing activities:
Capital expenditures                                       (176,945)        (592,735)
Net proceeds from the sale of property                      243,665               --
Equipment acquisition fees paid to General Partner          (11,698)        (136,458)

                                                        -----------      -----------
Net cash provided by (used by) investing activities          55,022         (226,472)

Financing activities:
Distributions to partners                                  (692,665)        (699,963)
Debt placement fees paid to General Partner                  (1,862)              --

                                                        -----------      -----------
Net cash used by financing activities                      (694,527)        (699,693)


                                                        -----------      -----------
Net increase (decrease) in cash and equivalents             159,261            9,414
Cash and cash equivalents, begining of year                  52,323          136,208

                                                        -----------      -----------
Cash and cash equivalents, end of year                  $   211,584      $   145,622

                                                        ===========      ===========

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND II

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000


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

                      Commonwealth Income & Growth Fund II

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


The Partnership's primary sources of capital for the nine months ended September 30, 2000 and 1999 were from cash from operations of $799,000 and $564,000, respectively. The primary uses of cash for the nine months ended September 30, 2000, and 1999, were for capital expenditures for new equipment totaling $177,000 and $593,000 respectively, the payment of preferred distributions to partners of $693,000 and 700,000 respectively, the payment of acquisition fees of $12,000 and $136,000 respectively, and the payment of finance fees of $2,000 for the nine months ended September 30, 2000.

Currently, Partners' contributions and rental income from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2000 and December 31, 1999 the Partnership had approximately $212,000,000 and $52,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2000, the Partnership had future minimum rentals on non cancellable operating leases of $3,159,000 for the year ending December 31, 2000 and $959,000 thereafter. At September 30, 2000, the outstanding debt was 1,587,000, with interest rates ranging from 6.4% to 8.2%, and will be payable through January, 2002.

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

RESULTS OF OPERATIONS

 For the quarter ended September 30, 2000, the Partnership recognized income of $1,002,000 and expenses of $1,037,000, resulting in net loss of $35,000. For the quarter ended September 30, 1999, the Partnership recognized income of $1,206,000 and expenses of $1,196,000, resulting in net income of $10,000.

Lease income decreased by 14% from $1,160,000 for the quarter ended September 30, 1999, to $1,001,000 for the quarter ended September 30, 2000, primarily due to utilizing cash available from Partners' contributions for the purchase of Equipment, which in turn generated less lease income.

Interest income decreased 67% from $3,000 for the quarter ended September 30, 1999 to $1,000 for the quarter ended September 30, 2000, primarily due to a lower monthly average balance in the money market accounts for the quarter ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 51% from approximately $122,000 for the quarter ended September 30, 1999, to $60,000 for the quarter ended September 30, 2000, which is primarily attributable to the accrual of accounting fees.

                      Commonwealth Income & Growth Fund II

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 14% from approximately $58,000 for the quarter ended September 30, 1999, to $50,000 for the quarter ended September 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses decreased 9% from approximately $950,000 for the quarter ended September 30, 1999, to $867,000 for the quarter ended September 30, 2000.

For the nine month period ended September 30, 2000, the Partnership generated cash flow from operating activities of $799,000, which includes a net loss of $201,000, and depreciation and amortization expenses of $2,855,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $1,739,000.

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



                                            COMMONWEALTH INCOME & GROWTH FUND II
                                              BY: COMMONWEALTH INCOME & GROWTH
                                                  FUND, INC. General Partner



November 13, 2000                           By: /s/ George S. Springsteen
-----------------                           ---------------------------------
Date                                        George S. Springsteen
                                            President