Form 10-K/A
period 1999-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2000-12-05
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


                                                 YEAR ENDED DECEMBER 31
                                       -------------------------------------------
                                          1999            1998           1997
                                       -------------------------------------------
                                        Restated        Restated
Lease Income                           $4,598,009      $4,212,862     $2,444,661

Net Income (Loss)                        (379,337)       (433,744)       (61,837)

Cash Distributions                        891,690         932,964        908,714

Net Income (Loss) per Unit                   (.84)           (.96)          (.16)

Cash Distribution per Unit                   1.90            2.00           2.00



                                                      DECEMBER 31

                                    1999             1998              1997
                                    -----------------------------------------------
Total Assets                        $7,456,422       $10,232,970       $9,356,409


Notes Payable                        3,326,191         4,769,529        1,954,120


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

RESULTS OF OPERATIONS (Restated)

1999, 1998 AND 1997 OPERATING RESULTS

For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized income of $4,625,000, $4,246,000 and $2,540,000 and expenses of $5,004,000, $4,679,000 and $2,602,000, resulting in net losses of $379,000, and $434,000 $62,000, respectively.

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

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 17% decrease from approximately $164,000 during the year ended December 31, 1997 to $136,000 during the year ended December 31, 1998 is primarily attributable to unrealized reimbursable expenses to Com Cap Corp. for cost incurred in connection with the administration and operation of the Partnership. The increase from $136,000 during the year ended December 31, 1998 to $233,000 during the year ended December 31, 1999 is attributable to the costs incurred in connection with the administration and operation of the Partnership being charged to and taken by Com Cap Corp., and an increase in reimbursable expenses paid to the General Partner and its affiliates of $12,000 and an increase in outside service fees of $85,000.

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

For the year ended December 31, 1999, the Partnership generated cash flow from operating activities of $1.081,000, which includes net loss of $379,000 reduced by depreciation and amortization expenses of $4,235,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $2,594,000.

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

                                                                                 AMOUNT           AMOUNT           AMOUNT
ENTITY RECEIVING                                                                 INCURRED         INCURRED          INCURED
COMPENSATION            TYPE OF COMPENSATION                                     DURING 1999      DURING 1998      DURING 1997
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee. An Organization Fee equal to                 --               --          $36,000
                        three percent of the first $10,000,000 of Limited
                        Partners' Capital Contributions and two percent of the
                        Limited Partners' Capital Contribution in excess of
                        $#10,000,000, as compensation for the organization of
                        the Partnership. It is anticipated that all
                        Organizational and Offering Expenses which include
                        legal, accounting and printing expenses; various
                        registration and filing fees; miscellaneous expenses
                        related to the organization and formation of the
                        Partnership; other costs of registration; and costs
                        incurred in connection with the preparation, printing
                        and distribution of this Report and other sales
                        literature. The General Partner pays all Organizational
                        and Offering Expenses, other than Underwriter's
                        Commissions and a non-accountable expense allowance
                        payable to the Dealer Manager that is equal to the
                        lesser of (i) one percent of the Offering proceeds or
                        (ii) $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General and its               $84,000          $72,000         $110,000
and its Affiliates      Affiliates Partner are entitled to reimbursement
                        by the Partnership for the cost of goods, supplies or
                        services obtained and used by the General Partner in
                        connection with the administration and operation of the
                        Partnership from third parties unaffiliated with the
                        General Partner. In addition, the General Partner and
                        its affiliates are entitled to reimbursement of certain
                        expenses incurred by the General Partner and its
                        affiliates in connection with the administration and
                        operation of the Partnership. The amounts set forth on
                        this table do not include expenses incurred in the
                        offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment Acquisition          $57,000         $233,000         $203,000
                        Fee of four percent of the Purchase Price of each item
                        of Equipment purchased as compensation for the
                        negotiation of the acquisition of the Equipment and the
                        lease thereof or sale under a Conditional Sales
                        Contract. The fee was paid upon each closing of the
                        Offering with respect to the Equipment purchased by the
                        Partnership with the net proceeds of the Offering
                        available for investment in Equipment. If the
                        Partnership acquires Equipment in an amount exceeding
                        the net proceeds of the Offering available for
                        investment in Equipment, the fee will be paid when such
                        Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation for arranging Term       $12,000          $40,000          $27,000
                        Debt to finance the acquisition of Equipment to the
                        Partnership, a fee equal to one percent of such
                        indebtedness; provided, however, that such fee is
                        reduced to the extent the Partnership incurs such fees
                        to third Parties, un affiliated with the General Partner
                        or the lender, with respect to such indebtedness and no
                        such fee is paid with respect to borrowings from the
                        General Partner or its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee equal to the        $230,000         $211,000         $122,000
                        lesser of (I) the fees which would be charged by an
                        independent third party for similar services for similar
                        equipment or (ii) the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to Equipment which is
                        subject to Full Payout Net Leases which contain net
                        lease provisions plus (2) the purchase price paid on
                        Conditional Sales Contracts as received by the
                        Partnership and (b) five percent of the Gross Lease
                        Revenues attributable to Equipment which is subject to
                        Operating Leases.

The General Partner     Re-Lease Fee. As Compensation for providing re-leasing            $0               $0               $0
                        services for any Equipment for which the General Partner
                        has, following the expiration of, or default under, the
                        most recent lease of Conditional Sales Contract,
                        arranged a subsequent lease of Conditional Sales
                        Contract for the use of such Equipment to a lessee or
                        other party, other than the current or most recent
                        lessee of other operator of such equipment or its
                        Affiliates ("Re-lease"), the General Partner will
                        receive, on a monthly basis, a Re3-lease Fee equal to
                        the lesser of (a) the fees which would be charged by an
                        independent third party of comparable services for
                        comparable equipment or (b) two percent of Gross Lease
                        Revenues derived from such Re-lease.

The General Partner     Equipment Liquidation Fee. With respect to each                   $0               $0               $0
                        item of Equipment sold by the General Partner (other
                        than in connection with a Conditional Sales Contract), a
                        fee equal to the lesser of (I) 50% of the Competitive
                        Equipment Sale Commission or (ii) three percent of the
                        sales price for such Equipment. The payment of such fee
                        is subordinated to the receipt by the Limited Partners
                        of (I) a return of their Capital Contributions and 10%
                        annum cumulative return, compounded daily, on Adjusted
                        Capital Contributions ("Priority Return") and (ii) the
                        Net Disposition Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee is reduced to
                        the extent any liquidation or resale fees are paid to
                        unaffiliated parties.

The General Partner     Partnership Interest. The General Partner has a               $8,917           $9,330           $9,087
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

(a) (1)   Restated Financial Statements.

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

Restated Audited Financial Statements

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

As discussed in Note 2, the accompanying 1999 and 1998 financial statements have been restated.


/s/ Ernst & Young LLP
------------------------------

Philadelphia, Pennsylvania
March 24, 2000, except for
Note 2 as to which the date
is November 30, 2000

                      Commonwealth Income & Growth Fund II

                                 Balance Sheets

                                                                      DECEMBER 31
                                                                1999               1998
                                                            ------------       ------------
                                                                                 Restated
ASSETS
Cash and cash equivalents                                   $     52,323       $    136,208
Lease income receivable                                          300,507            246,930
Accounts receivable - General Partner                             34,918             14,510
Interest and other receivables                                    30,689             10,727

Computer equipment, at cost                                   15,099,876         14,085,926
Accumulated depreciation                                      (8,294,526)        (4,683,752)
                                                            ------------       ------------
                                                               6,805,350          9,402,174

Equipment acquisition costs and deferred expenses, net
    of accumulated amortization of $474,458 for 1999
    and $275,691 for 1998                                        232,635            372,318
Organization costs, net of accumulated amortization
    of $64,366 for 1998                                               --             50,103
                                                            ------------       ------------
Total assets                                                $  7,456,422       $ 10,232,970
                                                            ============       ============


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                            $     87,558       $     93,063
Unearned lease income                                            162,934            177,612
Notes payable                                                  3,326,191          4,769,529
Other accrued expenses                                                --             42,000
                                                            ------------       ------------
Total liabilities                                              3,576,683          5,082,204

Partners' capital:
    General partner                                                1,000              1,000
    Limited partners                                           3,878,739          5,149,766
                                                            ------------       ------------
Total partners' capital                                        3,879,739          5,150,766
                                                            ------------       ------------
Total liabilities and partners' capital                     $  7,456,422       $ 10,232,970
                                                            ============       ============


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations

                                                              YEAR ENDED DECEMBER 31
                                                      1999              1998               1997
                                                   -----------       -----------       -----------
                                                     Restated         Restated
Income:
    Lease                                          $ 4,598,009       $ 4,212,862       $ 2,444,661
    Interest and other                                  26,894            32,798            95,346
                                                   -----------       -----------       -----------
                                                     4,624,903         4,245,660         2,540,007
Expenses:
    Operating, excluding depreciation                  232,565           135,840           163,749
    Equipment management fee paid to
       General Partner                                 229,900           210,643           122,233
    Depreciation                                     3,976,511         3,908,603         2,107,744
    Amortization of organization costs,
       equipment acquisition costs, and
       deferred expenses                               258,696           220,296           139,057
    Interest                                           298,121           204,022            37,106
    Loss on sale of computer equipment                   8,447                --            31,955
                                                   -----------       -----------       -----------
                                                     5,004,240         4,679,404         2,601,844
                                                   -----------       -----------       -----------
Net loss                                           $  (379,337)      $  (433,744)      $   (61,837)
                                                   ===========       ===========       ===========
Net loss per equivalent limited
    partnership unit                               $      (.84)      $      (.96)      $      (.16)
                                                   ===========       ===========       ===========

Weighted average number of equivalent limited
    partnership units outstanding  during the
    period                                             461,817           461,817           451,712
                                                   ===========       ===========       ===========


SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                         Statements of Partners' Capital

                             GENERAL          LIMITED
                             PARTNER          PARTNER          GENERAL          LIMITED
                              UNITS            UNITS           PARTNER          PARTNERS           TOTAL
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1996               50          402,519      $     1,000       $ 6,430,920       $ 6,431,920
Contributions                       --           59,298               --         1,185,785         1,185,785
Offering costs                      --               --               --          (129,680)         (129,680)
Net income (loss)                   --               --            9,087           (70,924)          (61,837)
Distributions                       --               --           (9,087)         (899,627)         (908,714)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1997               50          461,817            1,000         6,516,474         6,517,474
Net income (loss)
    (Restated)                      --               --            9,330          (443,074)         (433,744)
Distributions                       --               --           (9,330)         (923,634)         (932,964)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1998
    (Restated)                      50          461,817            1,000         5,149,766         5,150,766
Net income (loss)
    (Restated)                      --               --            8,917          (388,254)         (379,337)
Distributions                       --               --           (8,917)         (882,773)         (891,690)
                           -----------      -----------      -----------       -----------       -----------
Partners' capital -
    December 31, 1999               50          461,817      $     1,000       $ 3,878,739       $ 3,879,739
                           ===========      ===========      ===========       ===========       ===========



SEE ACCOMPANYING NOTES.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                               1999              1998              1997
                                                           -----------       -----------       -----------
                                                            Restated           Restated
OPERATING ACTIVITIES
Net loss                                                   $  (379,337)      $  (433,744)      $   (61,837)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                           4,235,207         4,128,899         2,246,801
     Loss (gain) on sale of computer equipment                   8,447              (493)           31,955
     Other noncash activities included in
       determination of net loss                            (2,626,791)       (1,558,644)         (416,823)
     Changes in operating assets and liabilities:
       Lease income receivable                                 (53,577)         (133,430)          (33,486)
       Accounts receivable/payable - General Partner           (20,408)            1,311           (15,821)
       Interest and other receivables                          (19,962)          (10,627)           19,451
       Accounts payable                                         (5,505)           (3,263)            3,372
       Accounts payable - Commonwealth Capital Corp.                --           (68,265)           68,265
       Other accrued expenses                                  (42,000)           42,000                --
       Unearned lease income                                   (14,678)          (39,891)          127,723
       Organization costs paid to the General Partner               --                --           (12,451)
                                                           -----------       -----------       -----------
Net cash provided by operating activities                    1,081,396         1,923,853         1,957,149

INVESTING ACTIVITIES
Capital expenditures                                          (254,787)       (1,701,559)       (4,179,080)
Net proceeds from sale of computer equipment                    50,106           851,607            10,585
Equipment acquisition fees paid to the
   General Partner                                             (57,407)         (222,916)         (202,760)
                                                           -----------       -----------       -----------
Net cash used in investing activities                         (262,088)       (1,072,868)       (4,371,255)

FINANCING ACTIVITIES
Partners' contributions                                             --                --         1,185,785
Offering costs                                                      --                --          (106,556)
Offering costs paid to the General Partner                          --                --           (23,124)
Distributions to partners                                     (891,690)         (932,964)         (908,714)
Debt placement fee paid to the General Partner                 (11,503)          (39,980)          (27,470)
                                                           -----------       -----------       -----------
Net cash (used in) provided by financing activities           (903,193)         (972,944)          119,921
                                                           -----------       -----------       -----------
Net decrease in cash and cash equivalents                      (83,885)         (121,959)       (2,294,185)
Cash and cash equivalents at beginning of year                 136,208           258,167         2,552,352
Cash and cash equivalents at end of year                   $    52,323       $   136,208       $   258,167
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


2. RESTATEMENT OF FINANCIAL INFORMATION

The Partnership has restated its financial statements for the years ended December 31, 1999 and 1998. The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership. During 1998, the Partnership had accrued what it believed were the costs for these goods, supplies or services based on the billings received from the General Partner and its Affiliates. During 1999, the General Partner and its Affiliates determined that an additional $42,000 was due from the Partnership for 1998. This additional amount was orginally recorded in the 1999 results of operations. As a result of discussions with the Securities and Exchange Commission staff, the 1998 financial statements have been restated to accrue this additional $42,000 of operating expenses with a corresponding restatement of the 1999 financial statements to reverse these 1998 operating expenses previously recorded in 1999. In the opinion of management, all adjustments necessary to correct the financial statements have been recorded. The impact of these adjustments on the Partnership's financial results as originally reported is summarized below:

                                          1999                        1998
                               As Reported  As Restated    As Reported  As Restated
Operating expenses,
  excluding depreciation       $  274,565   $  232,565      $   93,840   $  135,840
                               ==========   ==========      ==========   ==========
Net loss                         (421,337)    (379,337)       (391,744)    (433,744)
                               ==========   ==========      ==========   ==========
Net loss per equivalent
  limited partnership unit           (.93)        (.84)           (.87)        (.96)
                               ==========   ==========      ==========   ==========
Limited Partners' capital       3,878,739    3,878,739       5,191,766    5,149,766
                               ==========   ==========      ==========   ==========
Total Partners' capital         3,879,739    3,879,739       5,192,766    5,150,766
                               ==========   ==========      ==========   ==========

3. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1999, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                      Commonwealth Income & Growth Fund II

3. ACCOUNTING POLICIES (CONTINUED)

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

3. ACCOUNTING POLICIES (CONTINUED)

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

4. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 22 to 48 months. In general, associated costs such as repairs and maintenance, insurance, and property taxes are paid by the lessee.

                      Commonwealth Income & Growth Fund II

4. COMPUTER EQUIPMENT (CONTINUED)

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

5. RELATED PARTY TRANSACTIONS

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

REIMBURSEMENT OF EXPENSES

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1999, 1998, and 1997, $84,000, $72,000, and $110,000 respectively, of expenses were reimbursed to the General Partner.

                      Commonwealth Income & Growth Fund II

5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

                      Commonwealth Income & Growth Fund II

5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

                      Commonwealth Income & Growth Fund II

6. NOTES PAYABLE

Notes payable consisted of the following:

                                                                        1999                 1998
                                                                 --------------------   ------------------
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $22,844 including interest through
    June 1999                                                        $            -      $      134,127
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $8,386 including interest through
    February 2000                                                            16,626             112,424
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $31,144 including interest through
    May 2000                                                                152,850             500,883
Installment note payable to a bank; interest at 8.2%; due in monthly installments of $3,976 including interest through
    June 2000                                                                23,296              67,126
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $21,031 including interest through
    September 2000                                                          184,329             416,767
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $11,910 including interest through
    November 2000                                                           126,857             256,927
Installment note payable to a bank; interest at 6.5%; due in monthly installments of $6,989 including interest through
    November 2000                                                            74,444             150,770
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $33,736 including interest through
    December 2000                                                           383,699             748,005
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $6,491 including interest through
    February 2001                                                            87,019             156,170
Installment note payable to a bank; interest at 7.5%; due in monthly installments of $4,395 including interest through
    February 2001                                                            58,920             105,741

                      Commonwealth Income & Growth Fund II

6. NOTES PAYABLE (CONTINUED)

                                                                        1999                 1998
                                                                 --------------------   ------------------
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $33,736 including interest through
    April 2001                                                       $      488,470      $      845,760
Installment note payable to a bank; interest at 7.1%; due in monthly installments of $12,186 including interest through
    May 2001                                                                196,532             323,860
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $6,314 including interest through
    August 2001                                                             119,323             184,925
Installment note payable to a bank; interest at 6.4%; due in monthly installments of $4,209 including interest through
    June 2001                                                                72,084             116,473
Installment note payable to a bank; interest at 8.5%; due in monthly installments of $4,245 including interest through
    October 2001                                                             86,195                   -
Installment note payable to a bank; interest at 7.0%; due in monthly installments of $20,045 including interest through
    December 2001                                                           447,888             649,571
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $14,928 including interest through
    December 2001                                                           347,776                   -
Installment note payable to a bank; interest at 6.6%; due in monthly installments of $3,666 including interest through
    January 2002                                                             85,409                   -
Installment note payable to a bank; interest at 9.0%; due in monthly installments of $2,578 including interest through
    September 2002                                                           75,116                   -
Installment note payable to a bank; interest at 6.95%; due in monthly installments of $12,098 including interest through
    September 2002                                                          299,358                   -
                                                                 --------------------   ------------------
                                                                     $    3,326,191      $    4,769,529
                                                                 ====================   ==================

                      Commonwealth Income & Growth Fund II

6. NOTES PAYABLE (CONTINUED)

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1999 are as follows:

                  2000                                            $      2,338,264
                  2001                                                     911,779
                  2002                                                      76,148
                                                                  ----------------
                                                                  $      3,326,191
                                                                  ================

The fair market value of debt approximates its carrying value at December 31, 1999 and 1998.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities included in the determination of net loss are as follows:

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Lease income, net of interest expense on notes
         payable realized as a result of direct
         payment of principal by lessee to bank          $    2,593,673    $    1,536,818   $      404,913
     Lease income paid to original lessor in lieu
         of cash payment for computer equipment
         acquired                                                33,118            21,826           11,910
                                                       -----------------   ---------------  ----------------
     Total adjustment to net loss from other
         noncash activities                              $    2,626,791    $    1,558,644   $      416,823
                                                       =================   ===============  ================


No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                      Commonwealth Income & Growth Fund II

7. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

Noncash investing and financing activities include the following:

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Debt assumed in connection with the purchase of
        computer equipment                               $    1,150,335    $    4,352,228   $    2,359,033
                                                       =================   ===============  ===============
     Accounts payable in connection with the purchase
        of computer equipment                            $            -    $            -   $      502,721
                                                       =================   ===============  ===============
     Computer equipment payable converted
        to a note payable                                $            -    $      502,721   $            -
                                                       =================   ===============  ===============

8. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE INCOME ON THE FEDERAL PARTNERSHIP RETURN

                                                              1999             1998             1997
                                                       -----------------   ---------------   ---------------
     Net loss for financial reporting purposes           $     (379,337)   $     (433,744)  $     (61,837)
         Adjustments:
            Depreciation                                        860,760         1,060,451         387,081
            Amortization                                        181,893           179,834         112,007
            Unearned lease income                               (25,485)          (65,610)         71,392
            Loss on sale of computer equipment                  (49,424)         (455,968)         (7,011)
            Other                                              (144,487)           22,247          33,265
                                                       -----------------   ---------------   ---------------
     Taxable income on the Federal
         Partnership Return                              $      443,920    $      307,210   $     534,897
                                                       =================   ===============  ================

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



/s/ Fishbein & Company, P.C.
    Elkins Park, Pennsylvania

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


                                                 /s/ Fishbein & Company, P.C.
                                                     Elkins Park, Pennsylvania
June 16, 1999

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