Form 10-K
period 2000-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-04-12
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

YES   [X]    NO  [_]

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



     Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89476) and Annual Report on form 10-K for the fiscal year ended December 31, 2000 are incorporated by reference as Exhibits in Part IV of this Report.

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income and Growth Fund II (the "Partnership") was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on May 12, 1995 (the "Offerings"). On September 22, 1995, $2,521,380 in subscriptions from investors was released by the escrow agent and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.

See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.


PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

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

As of December 31, 2000, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2000, the Partnership has not entered into any such agreements.

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

Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2000, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 23 different companies located throughout the United States. Approximately 20% of the Equipment acquired by the Partnership consists of Printers. Approximately another 36% of the Equipment acquired by the Partnership consists of Workstations. Approximately 13% of the Equipment acquired by the Partnership consists of tape storage. Approximately 19% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately 7% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 5% of the Equipment acquired by the Partnership consists of routers. During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2000, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2000, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2000, the Partnership has not entered into any such agreements.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2000, the aggregate non-recourse debt outstanding of $1,665,816 was 14% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2000, the Partnership has not exercised this option.

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

Any additional debt incurred by the Partnership must be non-recourse. Non-recourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any non-recourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2000, no such agreements existed.

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

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2000, the Partnership has not refinanced any of its debt.

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

INVESTMENTS

As of March 29, 2001, the Partnership has purchased the following Equipment:

                                           EQUIPMENT                       LIST       PURCHASE     MONTHLY        LEASE
LESSEE                          MFG        DESCRIPTION                    PRICE         PRICE        RENT         TERM
Chrysler                        STK        (2) 9490-M34                  $  686,158  $  490,110     $12,001          48
ADP                             IBM        (1) 3490-A20                     422,900     178,673       4,290          36
Household Intl                  STK        (3) 9490-M34                     671,898     405,628       9,100          36
Timken                          DEC        (1) Alpha server                 259,507     204,781       5,308          36
Timken                          DEC        (1) Alpha server                  46,657      40,928       1,062          36
Johnson Control                 HP         (13) HP9000-C110                 441,415     304,718       7,961          36
Honda R&D                       SGI        Onyx Infinite Reality            323,108     263,498       7,076          36
AT&T                            IBM        (1) 3900 DW1/DW2                 746,485     477,466      10,205          36
Federated                       IBM        (38) 3130-020                    909,910     600,000      15,162          34
Lucent                          SUN        (1)E6000 server                  642,452     461,207      12,042          36
Lucent upgrade                  SUN        Upgrade to server                 97,000      69,559       2,046          34
AT&T                            STK        (9) 9490-M34                   2,015,694   1,268,909      31,144          36
Avon                            IBM        (75%) (8) 3900-OW1             2,002,710   1,542,485      37,058          36
Chrysler                        IBM        (2) ES3000                     1,146,500     778,454      22,844          24
Allied Signal                   HP         (20) C180 workstations           838,339     362,615      11,775          24
Transamerica                    SUN        (2) ES3000 servers               212,730     154,965       3,976          36
Computer Science Corp.          SGI        (50%) (141) workstations       2,055,893     822,455      20,174          36
Charles Schwab                  IBM        (2) 9032-003                     845,043     523,399      21,031          36
Charles Schwab                  IBM        (20%)(6)9032-003               2,479,443     307,983       6,989          36
Equitable Life                  SUN        (2) E3000                        336,220     205,863       6,491          36
Chase                           SUN        (3) E45D                         358,562     244,584       8,386          24
Aetna                           STK        (2) 9490-M34                     535,932     194,272       4,395          36
Equitable Life                  SUN        6000 server                      617,310     466,946      12,186          36
Chrysler                        STK        Redwood tape drives              466,140     275,094       6,313          34
Chrysler                        STK        Redwood tape drives              310,760     183,396       4,209          36
Depository Trust                ESCON      (4) 9032 directors             1,644,436   1,312,867      33,376          31
Depository Trust                ESCON      (4) 9032 directors             1,644,436   1,225,784      33,376          27
Pitney Bowes                    IBM        (1) 3590                       1,846,080   1,026,634      20,045          38
Lucent                          SUN        (1) 4500 server                  184,897     120,701       3,091          36
Kaiser                          IBM        (7) RS6000                       770,611     560,621      14,928          36
Kaiser                          IBM        (2) RS170                        209,445     138,149       3,666          36
Kaiser                          CISCO      Routers                           78,172      62,538       1,637          36
Thompson                        EPSON      (16) Powelite Projectors         146,960      93,002       2,578          36
Thompson                        NORTEL     Network LLXR759                  165,000     109,328       4,245          36
Great Lakes Chemical            CISCO      (100) Routers                    635,385     456,368      12,073          36
AT&T                            NM         Net Ports DS3                     16,288      15,229         435          36
Datapage Tech                   CISCO      Routers                           22,604      20,424         725          34
Digital Display Tech            ROLLO      Paper Roll System                 18,422      16,785         567          36
Global Routing Tech             DELL       Workstations / Servers            46,698      42,452       1,434          36
Keller Group                    DELL       Workstations / Servers            59,680      53,481       2,016          32
Keller Group                    HP         Servers / Printers                34,210      30,487       1,203       30-31
Kennedy Assoc/Architects        DELL       Workstations / Servers            52,632      47,598       1,664       31-36
Missouri Farm Bureau Serv       DELL       Workstations / Servers           265,000     241,616       8,008       36-37
Missouri Farm Bureau Serv       HP         Workstations/Server/Printers      12,084      11,817         354          37
Missouri Farm Bureau Serv       IBM        Servers                           11,034       9,971         364          33
Patients First Health Care      MicroSys   Workstations                       2,863       2,605          88          36
Petrik & Smith Commun           COMPAQ     Server                            19,215      17,523         642          33
Provident Counseling            DELL       Workstations                       4,725       4,260         156          33
The Gannon Company              IBM        Workstations/Server               14,502      11,608         463       24-31
Tonnercharge of St Louis        HP         Server / Printers                  9,927       7,790         332       20-27
Union Financial Group           DELL       Workstation                        7,332       5,427         234          22
Vatterott Educational Centers   DELL       Workstations                      43,191      39,084       1,381       34-35
GE Medical                      CISCO      Routers                          117,110      77,606       2,314          36

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

EMPLOYEES

The Partnership has no employees and receives administrative and other services from the General Partner, which has 12 employees as of December 31, 2000.

ITEM 2:  PROPERTIES

NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2000, there were 501 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30 and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Priority Return is calculated.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2000, 1999, and 1998.


QUARTER ENDED                           2000             1999             1998
--------------------------------------------------------------------------------

March 31                              $228,600         $230,908         $230,908

June 30                                228,599          230,908          230,908

September 30                           228,625          230,908          230,908

December 31                            228,600          190,049          230,910
                                      ------------------------------------------

                                      $914,424         $882,773         $923,634
                                      ==========================================

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

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership for each of the five years in the period ended December 31, 2000. This table is qualified in its entirely by the more detailed information and certain of the financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------

                            2000             1999         1998           1997           1996
                        -------------------------------------------------------------------------
Lease Income            $   4,105,811    $   4,598,009  $ 4,212,862    $ 2,444,661    $ 1,123,685

Net (Loss)                   (369,209)        (379,337)    (433,744)       (61,837)          (730)

Cash Distributions            923,546          891,690      932,964        908,714        608,045

Net (Loss) per

  Limited Partner Unit           (.80)            (.84)        (.96)          (.16)          (.02)

Cash Distribution per

  Limited Partner Unit           1.98             1.90         2.00           2.00           2.00

                                            YEARS ENDED DECEMBER 31
                                            -----------------------

                        2000          1999          1998          1997          1996
                    -------------------------------------------------------------------
Total Assets        $ 4,387,648   $ 7,456,422   $10,232,970   $ 9,356,409   $ 6,614,654

Notes Payable         1,665,816     3,326,191     4,769,529     1,954,120            --

Partner's Capital     2,586,984     3,879,739     5,150,766     6,517,474     6,431,920


Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Limited Partners' Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partners' Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995.

The Partnership's primary sources of capital for the years ended December 31, 2000, 1999 and 1998 were from cash from operations of $857,000, $1,081,000, and $1,924,000 respectively. The primary uses of cash for the years ended December 31, 2000, 1999, and 1998, were for capital expenditures for new equipment totaling $98,000, $255,000, and $1,702,000, the payment of acquisition fees of $33,000, $57,000, and $223,000 and the payment of distributions to partners totaling $924,000, $892,000, and $933,000 respectively.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2000, and 1999 the Partnership had approximately $263,000, and $52,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases decreased by 36% in December 31, 2000 from December 31, 1999, due to computer equipment leases with expirations in 2000. As of December 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $1,343,000 for the year ended 2001 and $664,000 thereafter. During 2000 and 1999, the Partnership incurred debt in connection with the purchase of computer equipment totaling $721,000 and $1,150,000, respectively. At December 31, 2000, the outstanding debt was $1,666,000, with interest rates ranging from 6.35% to 9.75% and will be payable through December 2003. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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

For the year ended December 31, 2000, the Partnership generated cash flow from operating activities of $857,000, which includes net loss of $369,000 reduced by depreciation and amortization expenses of $3,680,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $2,382,000.

RESULTS OF OPERATIONS

For the years ended December 31, 2000, 1999 and 1998, the Partnership recognized income of $4,117,000, $4,625,000 and $4,246,000 and expenses of $4,486,000,
$5,004,000 and $4,679,000, resulting in a net loss of $369,000, for the year ended December 31, 2000, $379,000 for the year ended December 31, 1999, and a net loss of $434,000 for the year ended December 31, 1998.

Lease income decreased by 11% in 2000 from 1999 primarily due to operating leases that matured in 2000. In 2000 the partnership expended approximately $98,000 in cash and assumed debt of $721,000 to acquire 41 additional leases.

Interest income decreased to $11,000 for the year ended December 31, 2000 from $27,000 for the year ended December 31, 1999, and $33,000 for the year ended December 31, 1998 as a result of cash being used to purchase additional computer equipment and pay Limited Partners' distributions.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp., a related party (see Item 10), for administration and operation of the Partnership. The increase to $241,000 during the year ended December 31, 2000 from $233,000 during the year ended December 31, 1999 is attributable to reimbursable expenses in connection with the administration and operation of the Partnership charged by Com Cap Corp.

The equipment management fee is approximated 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to $222,000 during the year ended December 31, 2000 from $230,000 during the year ended December 31, 1999 and increased from $211,000, during the year ended December 31, 1998, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 and 1998 only), equipment acquisition fees and debt placement fees. The decrease to $3,517,000 during the year ended December 31, 2000 from $3,977,000 and $3,909,000 during the year ended December 31, 1999 and 1998, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

In 2000, the Partnership recorded Bad Debt Expense of $45,000 as a result of management's analysis that certain amounts receivable were deemed uncollectible.

The Partnership sold computer equipment with a net book value of $569,000 during the year ended December 31, 2000, for a net loss of $138,000 and in the year ended December 31, 2000, the Partnership sold equipment with a net book value of $57,000 for a net loss of $8,000.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the year ended December 31, 2000. In 1999 and 1998 the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets and therefore recorded a charge of $181,000 and $428,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999 and 1998, respectively.

NET LOSS

     As a result of the above factors, net loss decreased to $369,000 in 2000 from $379,000 and $434,000, in 1999 and 1998, respectively.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt.

ITEM 8: FINANCIAL STATEMENTS

     See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 14, 2000 the Partnership informed the accounting firm of Ernst & Young LLP ("E&Y") that the Partnership would not retain it to audit the Partnership's financial statements for the year ended December 31, 2000. E&Y had been the Partnerships' principal accountants since the fiscal year ended December 31, 1995. The report of E&Y on the financial statements of the Partnership for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The partnership has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of disagreements in connection with its report relating to the audits for the fiscal years ended December 31, 1999 and 1998 or during the period from January 1, 2000 to December 14, 2000.

The Partnership's decision not to retain E&Y was not based on the expectation that any disagreement would arise in connection with the audit of its financial statements for the year ended December 31, 2000. The decision not to retain E&Y was made by the Partnership's Board of Directors.

On December 13, 2000 the Partnership approved the accounting firm of BDO Seidman LLP as its principal accountants.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

     The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE
----                       -----

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

Salvatore R. Barila        Assistant Vice President and Controller of the
                           General Partner and Com Cap Corp.

John A. Conboy III         Assistant Vice President and Accounting Manager of
                           the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of  Com Cap Corp.

     George S. Springsteen, age 66, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

     Kimberly A. MacDougall, age 41, wife of George Springsteen, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

     Henry J. Abbott, age 49, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

     Salvatore R. Barila, age 30, is Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment leasing Association.

     John A. Conboy III, age 54, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

     Dorothy A. Ferguson, age 58, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

                                                                                AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                INCURRED        INCURRED         INCURRED
COMPENSATION            TYPE OF COMPENSATION                                    DURING 2000     DURING 1999      DURING 1998
                                                                                                    `
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee.  An Organization                    $0               $0               $0
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

                                                                                                    `
                        Organizational and Offering Expenses
                        which include legal, accounting and
                        printing expenses; various registration
                        and filing fees; miscellaneous expenses
                        related to the organization and
                        formation of the Partnership; other
                        costs of registration; and costs
                        incurred in connection with the
                        preparation, printing and distribution
                        of this Report and other sales
                        literature. The General Partner pays all
                        Organizational and Offering Expenses,
                        other than Underwriter's Commissions and
                        a non-accountable expense allowance
                        payable to the Dealer Manager that is
                        equal to the lesser of (i) one percent
                        of the Offering proceeds or (ii)
                        $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General                  $91,000          $84,000          $72,000
and its Affiliates      and its Affiliates Partner are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained and used by the General Partner
                        in connection with the administration
                        and operation of the Partnership from
                        third parties unaffiliated with the
                        General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain
                        expenses incurred by the General Partner
                        and its affiliates in connection with
                        the administration and operation of the
                        Partnership. The amounts set forth on
                        this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment                 $33,000          $57,000          $223,000
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of
                        Equipment purchased as compensation for
                        the negotiation of the acquisition of
                        the Equipment and the lease thereof or
                        sale under a Conditional Sales
                        Contract. The fee was paid upon each
                        closing of the Offering with respect to
                        the Equipment purchased by the
                        Partnership with the net proceeds of
                        the Offering available for investment
                        in Equipment. If the Partnership
                        acquires Equipment in an amount
                        exceeding the net proceeds of the
                        Offering available for investment in
                        Equipment, the fee will be paid when
                        such Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation for                 $7,000           $12,000          $40,000
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided,
                        however, that such fee is reduced to
                        the extent the Partnership incurs such
                        fees to third Parties, un affiliated
                        with the General Partner or the lender,
                        with respect to such indebtedness and
                        no such fee is paid with respect to
                        borrowings from the General Partner or
                        its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee                 $222,000         $230,000         $211,000
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

                                                                                                    `

                        Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales
                        Contracts as received by the Partnership and (b) five percent of the Gross Lease
                        Revenues attributable to Equipment which is subject to Operating Leases.

The General Partner     Re-Lease Fee. As Compensation for                       $0               $0               $0
                        providing re-leasing services for any
                        Equipment for which the General Partner
                        has, following the expiration of, or
                        default under, the most recent lease of
                        Conditional Sales Contract, arranged a
                        subsequent lease of Conditional Sales
                        Contract for the use of such Equipment
                        to a lessee or other party, other than
                        the current or most recent lessee of
                        other operator of such equipment or its
                        Affiliates ("Re-lease"), the General
                        Partner will receive, on a monthly
                        basis, a Re3-lease Fee equal to the
                        lesser of (a) the  fees which would be
                        charged by an independent third party
                        of comparable services for comparable
                        equipment or (b) two percent of Gross
                        Lease Revenues  derived from such
                        Re-lease.

The General Partner     Equipment Liquidation Fee. With respect                 $0               $0               $0
                        to each item of Equipment sold by the
                        General Partner (other than in
                        connection with a Conditional Sales
                        Contract), a fee equal to the lesser of
                        (I) 50% of the Competitive Equipment
                        Sale Commission or (ii) three percent
                        of the sales price for such Equipment.
                        The payment of such fee is subordinated
                        to the receipt by the Limited Partners
                        of (I) a return of their Capital
                        Contributions and 10% annum cumulative
                        return, compounded daily, on Adjusted
                        Capital Contributions ("Priority
                        Return") and (ii) the Net Disposition
                        Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee
                        is reduced to the extent any liquidation
                        or resale fees are paid to unaffiliated
                        parties.

The General Partner     Partnership Interest. The General                       $9,122           $8,917           $9,330
                        Partner has a present and continuing
                        one percent interest of $1,000 in the
                        Partnership's item of income, gain,
                        loss, deduction, credit, and tax
                        preference. In addition, the General
                        Partner receives one percent of Cash
                        Available for Distribution until the
                        Limited Partners have received
                        distributions of Cash Available for
                        Distribution equal to their Capital
                        Contributions plus the 10% Priority
                        Return and thereafter, the General
                        Partner will receive 10% of Cash
                        Available for Distribution.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     NOT APPLICABLE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR
MANAGEMENT'S TIME

     The General Partner and its Affiliate sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs, which may be competitive with the Partnership.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)   Financial Statements.

          Commonwealth Income & Growth Fund II

          Reports of Independent Certified Public Accountants

          Balance Sheets as of December 31, 2000 and 1999

          Statements of Operations for each of the three years ended December 31, 2000, 1999, and 1998.

          Statements of Partners' Capital for each of the three years ended December 31, 2000, 1999 and 1998.

          Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998.

          Notes to Financial Statements

          Commonwealth Income & Growth Fund, Inc.

          Report of Independent Auditors

          Balance Sheet as of February 29, 2000

          Notes to Balance Sheet

          Commonwealth Capital Corp.

          Report of Independent Auditors

          Consolidated Balance Sheet as of February 29, 2000

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

          * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)

          ** Incorporated by reference for the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(b)      Reports on Form 8-K

         On December 15, 2000, the partnership filed Form 8-K indicating on
         Item 4, the registrant changed certifying accountants.

         The Board of Directors of the Company approved the engagement of BDO Seidman, LLP, at 1700 Market Street, Philadelphia, PA 19103-3592, as its independent auditors for the fiscal year ended December 31, 2000. This is to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company. The audit committee of the Board of Directors approved the change in auditors on December 13, 2000.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                                        CONTENTS

================================================================================


     REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              3-4

     FINANCIAL STATEMENTS
         Balance sheets                                               5-6
         Statements of operations                                       7
         Statements of partners' capital                                8
         Statements of cash flows                                    9-10

     NOTES TO FINANCIAL STATEMENTS                                  11-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Commonwealth Income & Growth Fund II
Berwyn, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund II as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.



/s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
April 3, 2001

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund II

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

================================================================================

DECEMBER 31,                                                                   2000            1999
---------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                              $    277,719    $     52,323
Lease income receivable                                                     457,245         300,507
Accounts receivable, General Partner                                             --          34,918
Prepaid fees                                                                  3,200              --
Interest and other receivables                                                   --          30,689
---------------------------------------------------------------------------------------------------

                                                                            738,164         418,437
---------------------------------------------------------------------------------------------------

Computer equipment, at cost                                              12,308,364      15,099,876
Accumulated depreciation                                                 (8,769,499)     (8,294,526)
---------------------------------------------------------------------------------------------------

                                                                          3,538,865       6,805,350
---------------------------------------------------------------------------------------------------

EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
     accumulated amortization of $475,304 and $474,458, respectively        110,619         232,635
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $  4,387,648    $  7,456,422
===================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                                  BALANCE SHEETS

================================================================================

DECEMBER 31,                                                   2000         1999
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Accounts payable                                    $   91,570   $   87,558
     Accounts payable, General Partner                        5,501           --
     Accounts payable, Commonwealth Capital Corp.                62           --
     Accounts payable, affiliated limited partnerships        4,329           --
     Unearned lease income                                   33,386      162,934
     Notes payable                                        1,665,816    3,326,191
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                         1,800,664    3,576,683
--------------------------------------------------------------------------------

PARTNERS' CAPITAL
     General Partner                                          1,000        1,000
     Limited partners                                     2,585,984    3,878,739
--------------------------------------------------------------------------------

TOTAL PARTNERS' CAPITAL                                   2,586,984    3,879,739
--------------------------------------------------------------------------------


TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $4,387,648   $7,456,422
================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                        STATEMENTS OF OPERATIONS

================================================================================

YEAR ENDED DECEMBER 31,                                             2000           1999           1998
------------------------------------------------------------------------------------------------------
INCOME
     Lease                                                   $ 4,105,811    $ 4,598,009    $ 4,212,862
     Interest and other                                           11,359         26,894         32,798
------------------------------------------------------------------------------------------------------

TOTAL INCOME                                                   4,117,170      4,624,903      4,245,660
------------------------------------------------------------------------------------------------------

EXPENSES
     Operating, excluding depreciation                           241,150        232,565        135,840
     Equipment management fee, General Partner                   221,768        229,900        210,643
     Depreciation                                              3,516,828      3,976,511      3,908,603
     Amortization of organization costs, equipment
         acquisition costs, and deferred expenses                162,722        258,696        220,296
     Interest                                                    160,897        298,121        204,022
     Uncollectible accounts receivable                            45,000             --             --
     Loss on sale of computer equipment                          138,014          8,447             --
------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                 4,486,379      5,004,240      4,679,404
------------------------------------------------------------------------------------------------------

NET (LOSS)                                                   $  (369,209)   $  (379,337)   $  (433,744)
------------------------------------------------------------------------------------------------------

NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP
     UNIT                                                    $      (.80)   $      (.84)   $      (.96)

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
     LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR
                                                                 461,817        461,817        461,817
======================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                 STATEMENTS OF PARTNERS' CAPITAL

================================================================================

                                  GENERAL      LIMITED
                                  PARTNER      PARTNER       GENERAL        LIMITED
                                    UNITS        UNITS       PARTNER       PARTNERS          TOTAL
--------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997            50       461,817   $     1,000    $ 6,516,474    $ 6,517,474

Net income (loss)                     --            --         9,330       (443,074)      (433,744)
Distributions                         --            --        (9,330)      (923,634)      (932,964)
--------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998            50       461,817         1,000      5,149,766      5,150,766

Net income (loss)                     --            --         8,917       (388,254)      (379,337)
Distributions                         --            --        (8,917)      (882,773)      (891,690)
--------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999            50       461,817         1,000      3,878,739      3,879,739

Net income (loss)                     --            --         9,122       (378,331)      (369,209)
Distributions                         --            --        (9,122)      (914,424)      (923,546)
--------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000            50       461,817   $     1,000    $ 2,585,984    $ 2,586,984
==================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                        STATEMENTS OF CASH FLOWS

================================================================================

YEAR ENDED DECEMBER 31,                                        2000           1999           1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                         $  (369,209)   $  (379,337)   $  (433,744)
     Adjustments to reconcile net (loss) to net cash
         provided by operating activities
              Depreciation and amortization               3,679,550      4,235,207      4,128,899
              Loss (gain) on sale of computer
                  equipment                                 138,014          8,447           (493)
              Other noncash activities included in
                  determination of net loss              (2,381,576)    (2,626,791)    (1,558,644)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable              (156,738)       (53,577)      (133,430)
                      Accounts receivable/payable,
                           General Partner                   40,419        (20,408)         1,311
                      Interest and other receivables         30,689        (19,962)       (10,627)
                      Prepaid fees                           (3,200)            --             --
                  Increase (decrease) in liabilities
                      Accounts payable                        4,012         (5,505)        (3,263)
                      Accounts payable,
                           Commonwealth Capital Corp.
                                                                 62             --        (68,265)
                      Accounts payable, affiliated
                           limited partnerships               4,329             --             --
                      Other accrued expenses                     --        (42,000)        42,000
                      Unearned lease income                (129,548)       (14,678)       (39,891)
-------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   856,804      1,081,396      1,923,853
-------------------------------------------------------------------------------------------------

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                        STATEMENTS OF CASH FLOWS

================================================================================

YEAR ENDED DECEMBER 31,                                 2000           1999           1998
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                        $   (98,453)   $  (254,787)   $(1,701,559)
     Net proceeds from sale of computer
         equipment                                   431,394         50,106        851,607
     Equipment acquisition fees paid to the
         General Partner                             (33,588)       (57,407)      (222,916)
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                      299,353       (262,088)    (1,072,868)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions to partners                      (923,546)      (891,690)      (932,964)
     Debt placement fee paid to the General
         Partner                                      (7,215)       (11,503)       (39,980)
------------------------------------------------------------------------------------------

NET CASH (USED IN) FINANCING ACTIVITIES             (930,761)      (903,193)      (972,944)
------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     225,396        (83,885)      (121,959)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        52,323        136,208        258,167
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $   277,719    $    52,323    $   136,208
==========================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.      BUSINESS                   Commonwealth Income & Growth Fund II (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's General
                                   Partner is Commonwealth Income & Growth Fund,
                                   Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp.
                                   Approximately ten years after the
                                   commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.
                                   Unless sooner terminated, the Partnership will continue until December 31, 2006.

                                   Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2000, annual cash distributions to limited partners were made at a rate of 9.9% of their original contributed capital. During 1999, annual cash distributions to limited partners were made at a rate of 9.5% of their original contributed capital. During 1998, annual cash distributions to limited partners were made at a rate of 10% of their original contributed capital. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.98 per limited partnership unit for units, which were outstanding for the entire year. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.90 per limited partnership unit for units, which were outstanding for the entire year. Distributions during 1998 reflect an annual return of capital in the amount of approximately $2.00 per limited partnership unit for units which were outstanding for the entire year.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

2.      SUMMARY OF                 REVENUE RECOGNITION
        SIGNIFICANT
        ACCOUNTING                 Through December 31, 2000, the Partnership
        POLICIES                   has only entered into operating leases. Lease
                                   revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset.

                                   During 2000, 1999 and 1998, the Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2000, the Partnership determined that no impairment had occurred. In 1999 and 1998, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $181,000 and $428,000 in the fourth quarter of 1999 and 1998,

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

                                   Depreciation on computer equipment for
                                   financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                                   INTANGIBLE ASSETS

                                   Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-five year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                                   CASH AND CASH EQUIVALENTS

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                   OFFERING COSTS

                                   Offering costs are payments for selling
                                   commissions, dealer manager fees,
                                   professional fees and other offering expenses

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   relating to the syndication. Selling
                                   commissions are 7% of the partners'
                                   contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs are deducted from partnership capital in the accompanying financial statements.

                                   NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP
                                   UNIT

                                   The net loss per equivalent limited
                                   partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of limited partners' equivalent units outstanding during the year.

3.      COMPUTER                   The Partnership is the lessor of equipment
        EQUIPMENT                  under operating leases with periods ranging
                                   from 22 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Typically, at the end of the operating lease periods, the lessees continue to lease the equipment on a month-to-month basis.

                                   The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2000:

YEAR ENDING DECEMBER 31,                                               AMOUNT
--------------------------------------------------------------------------------
    2001                                                        $   1,343,311
    2002                                                              459,027
    2003                                                              205,095
--------------------------------------------------------------------------------

                                                                $   2,007,433
================================================================================

                                   Lease income from one lessee, exceeding 10% of lease revenue, represented 11% of lease income for the year ended December 31, 2000. Lease income from three lessees, each exceeding 10% of total lease income, aggregated 40% of lease income for the year ended December 31, 1999. Lease income from four lessees, each exceeding 10% of total lease income, aggregated 55% of lease income for the year ended December 31, 1998.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                   As of December 31, 2000, four lessees
                                   comprised approximately 85% of the
                                   Partnership's accounts receivable.


4.      RELATED PARTY              ORGANIZATIONAL FEE
        TRANSACTIONS
                                   The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners'
                                   Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were paid during 2000, 1999 and 1998.

                                   REIMBURSEMENT OF EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2000, 1999 and 1998, the Partnership recorded $91,000, $84,000 and $72,000, respectively, for reimbursement of expenses to the General Partner.

                                   EQUIPMENT ACQUISITION FEE

                                   The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   acquired. During 2000, 1999 and 1998,
                                   equipment acquisition fees of approximately
                                   $33,000, $57,000 and $223,000, respectively,
                                   were paid to the General Partner.

                                   DEBT PLACEMENT FEE

                                   As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2000, 1999 and 1998, debt placement fees of approximately $7,000, $12,000 and $40,000, respectively, were paid to the General
                                   Partner. No debt placement fee was paid to the General Partner.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2000, 1999 and 1998, equipment management fees of approximately $222,000, $230,000 and
                                   $211,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                                   RELEASE FEE

                                   As compensation for providing releasing
                                   services for any equipment for which the General Partner has, following the

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2000, 1999 and 1998.

                                   EQUIPMENT LIQUIDATION FEE

                                   With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2000, 1999 and 1998.

5.      NOTES PAYABLE              Notes payable consisted of the following:

DECEMBER 31,                                       2000                1999
--------------------------------------------------------------------------------
Installment notes payable to banks; interest
ranging from 6.4% to 8.2%, due in monthly
installments ranging from $3,976 to $33,736,
including interest, with final payments due
from February through December 2000.              $      --         $    962,101

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

DECEMBER 31,                                         2000                1999
--------------------------------------------------------------------------------
Installment notes payable to banks; interest
ranging from 6.35% to 8.5%, due in monthly
installments ranging from $4,209 to $33,736,
including interest, with final payments due
from February through December 2001.             $   533,527        $  1,556,431

Installment notes payable to banks; interest
ranging from 6.6% to 9.25%, due in monthly
installments ranging from $108 to $14,928,
including interest, with final payments due
from January through November 2002.                  470,521             807,659

Installment notes payable to banks; interest
ranging from 7.75% to 9.75%, due in monthly
installments ranging from $67 to $4,236,
including interest, with final payments due
from February through December 2003.                661,768                   --
--------------------------------------------------------------------------------

                                                $ 1,665,816        $  3,326,191
================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                               AMOUNT
--------------------------------------------------------------------------------
    2001                                                        $   1,144,767
    2002                                                              330,079
    2003                                                              190,965
--------------------------------------------------------------------------------

                                                                $   1,665,811
--------------------------------------------------------------------------------

6.      SUPPLEMENTAL               Other noncash activities included in the
        CASH FLOW                  determination of net loss are as follows:
        INFORMATION

YEAR ENDED DECEMBER 31,                                      2000         1999         1998
-------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank            $2,381,576   $2,593,673   $1,536,818

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
                                                               --       33,118       21,826
-------------------------------------------------------------------------------------------

Total adjustment to net loss from other
     noncash activities                                $2,381,576   $2,626,791   $1,558,644
===========================================================================================

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                   Noncash investing and financing activities include the following:

YEAR ENDED DECEMBER 31,                           2000         1999         1998
--------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                  $  721,296   $1,150,335   $4,352,228

Computer equipment payable converted to a
     note payable                           $       --   $       --   $  502,721
================================================================================

7.      RECONCILIATION OF NET
        (LOSS) REPORTED FOR
        FINANCIAL REPORTING
        PURPOSES TO TAXABLE
        (LOSS) INCOME ON THE
        FEDERAL PARTNERSHIP RETURN

YEAR ENDED DECEMBER 31,                                   2000           1999           1998
--------------------------------------------------------------------------------------------
Net (loss) for financial reporting purposes        $  (369,209)   $  (379,337)   $  (433,744)
     Adjustments
         Depreciation                                  748,607        860,760      1,060,451
         Amortization                                  150,046        181,893        179,834
         Unearned lease income                          (3,276)       (25,485)       (65,610)
         Loss on sale of computer equipment           (707,768)       (49,424)      (455,968)
         Other                                         (15,357)      (144,487)        22,247
--------------------------------------------------------------------------------------------

Taxable (loss) income on the Federal Partnership
     Return                                        $  (196,957)   $   443,920    $   307,210
============================================================================================
The "Adjustments-other" includes financial statement adjustments reflected as the tax return in the subsequent year.

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

8.      QUARTERLY RESULTS          Summarized quarterly financial data for the
        OF OPERATION               years ended December 31, 2000 and 1999 is as
        (UNAUDITED)                follows:

                                                             QUARTER ENDED *
                                        --------------------------------------------------------
                                          MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
------------------------------------------------------------------------------------------------
2000
Revenues
   Lease and other                      $ 1,126,872    $ 1,084,003    $ 1,001,721    $   904,574
   Gain on sale of computer equipment            --             --             --             --
------------------------------------------------------------------------------------------------
Total revenues                          $ 1,126,872    $ 1,084,003    $   424,477    $   320,021
------------------------------------------------------------------------------------------------
Costs and expenses
   Costs and expenses                     1,167,462      1,126,882      1,004,417      1,049,604
   Loss on sale of computer equipment         7,504         18,507         58,535         53,468
------------------------------------------------------------------------------------------------
   Total cost and expenses                1,174,966      1,145,389      1,062,952      1,103,072

------------------------------------------------------------------------------------------------
Net (loss)                              $   (48,094)   $   (61,386)   $   (61,231)   $  (198,498)
================================================================================================

(Loss) per limited
     partner unit                       $     (0.10)   $     (0.13)   $     (0.13)   $     (0.43)
================================================================================================

                                            COMMONWEALTH INCOME & GROWTH FUND II


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                                                              QUARTER ENDED *
                                         --------------------------------------------------------
                                           MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
-------------------------------------------------------------------------------------------------
1999
Revenues
   Lease and other                       $ 1,135,320    $ 1,160,174    $ 1,163,600    $ 1,165,809
   Gain on sale of computer equipment             --             --             --             --
-------------------------------------------------------------------------------------------------
   Total revenues                        $ 1,135,320    $ 1,160,174    $ 1,163,600    $ 1,165,809
-------------------------------------------------------------------------------------------------
Costs and expenses
    Costs and expenses                     1,200,786      1,273,319      1,154,072      1,367,616
    Loss on sale of computer equipment            --             --          8,447             --
-------------------------------------------------------------------------------------------------
Net income (loss)                        $   (65,466)   $  (113,145)   $     1,081    $  (201,807)
=================================================================================================

Income (loss) per limited
     partner unit                        $     (0.14)   $     (0.24)   $       .01    $      (.44)
=================================================================================================

Net (loss) for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 decreased by approximately $47,000, $54,000 and $30,000, respectively, due to decreases in the gain (loss) on sale of computer equipment. The partnership will file new quarterly reports to reflect these changes. The cumulative gain or loss on sale of equipment is included in revenues or costs as appropriate.

Net income (loss) for the quarter ended September 30, 1999 decreased by approximately $50,000 due to a decrease in the gain (loss) on sale of computer equipment.

* Restated for the first, second and third quarters for the year ended December 31, 2000 and the third quarter 1999.

9.      FOURTH QUARTER             During the fourth quarter of 2000, the
        ADJUSTMENTS                Partnership recorded bad debts of
                                   approximately $45,000.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 29, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 29, 2000





                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----

         INDEPENDENT AUDITOR'S REPORT                                    1

         BALANCE SHEET                                                   2

         NOTES TO BALANCE SHEET                                          3

                          INDEPENDENT AUDITOR'S REPORT


Stockholder
Commonwealth Income & Growth Fund, Inc.



     We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 29, 2000. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 29, 2000, in conformity with generally accepted accounting principles.




                                                        Fishbein & Company, P.C.


Elkins Park, Pennsylvania
May 22, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET
                                FEBRUARY 29, 2000


                                     ASSETS


Cash                                                                $       500

Investment in Partnerships                                                3,000
                                                                    -----------

                                                                    $     3,500
                                                                    -----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES
         Accrued expenses                                           $       200
         Due to parent                                                      468
         Due to income funds                                              1,732
                                                                    -----------

                                                                          2,400
                                                                    -----------

STOCKHOLDER'S EQUITY
         Common stock -- No par value
            Authorized 1,000 shares
                Issued and outstanding 100 shares                         1,000
         Additional paid -- in capital                                1,000,100
                                                                    -----------

                                                                      1,001,100
         Less note receivable                                        (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------

                                                                    $     3,500
                                                                    -----------

See notes to balance sheet.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                             NOTES TO BALANCE SHEET
                                FEBRUARY 29, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Nature of Business

          Commonwealth Income & Growth Fund, Inc. (the company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

          CCC has provided additional capital by means of a non-interest bearing demand note in the amount of $1,000,000, so that the company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,000. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

          The Company's operations are included in the consolidated federal income tax return of CCC.

     b.   Use of Estimates

          The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

See notes to balance sheet.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
INDEPENDENT AUDITOR'S REPORT                                           1

CONSOLIDATED FINANCIAL STATEMENTS
         Balance sheets                                                2
         Statements of operations and retained earnings                3
         Statements of cash flows                                      4
         Notes to financial statements                               5 - 11

                          INDEPENDENT AUDITOR'S REPORT



Stockholder
Commonwealth Capital Corp.

     We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        Fishbein & Company, P.C.

Elkins Park,  Pennsylvania
May 22,  2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            February 29,  February 28,
                                                                2000         1999
                                                             ----------   ----------
Cash and cash equivalents                                    $   27,162   $   28,544
Receivables from Income Funds                                   255,035      346,272
Other receivables                                                59,736       64,754
Minimum lease payments receivable -- Net of
         unearned interest income of $ 1,725,985 -- 2000
         and $ 2,804,813 -- 1999                              4,715,000    5,260,000

Investment in income funds                                       12,666       16,200
Office furniture and equipment -- Net of
         accumulated depreciation of $ 112,918 -- 2000
         and $ 108,789 -- 1999                                     6,520       10,649

Deferred offering costs                                           8,192      257,673
Other assets                                                      6,890        9,042
                                                             ----------   ----------

                                                             $5,091,201   $5,993,134
                                                             ----------   ----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
         Accounts payable and accrued expenses               $   75,713   $  141,265
         Due to Income Funds                                     61,255       63,382
         Nonrecourse obligations                              4,715,000    5,260,000
                                                             ----------   ----------
                                                              4,851,968    5,464,647
                                                             ----------   ----------


STOCKHOLDER'S EQUITY
         Common stock -- Par value $ 1
                  Authorized 1,000 shares
                  Issued and outstanding 10 shares                   10           10
         Retained earnings                                      239,223      528,477
                                                             ----------   ----------
                                                                239,233      528,487
                                                             ----------   ----------
                                                             $5,091,201   $5,993,134
                                                             ----------   ----------

See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                       Year Ended       Year Ended
                                                      February 29,     February 28,
                                                          2000            1999
                                                       -----------    -----------
INCOME
         Fee income from Income Funds                  $   972,246    $ 1,079,691
         Commission income                                  49,432         15,576
         Interest income on minimum lease
            payments receivable                            358,828        395,375
         Equity in income of Income Funds                   43,832         44,231
         Interest and miscellaneous                         21,822         96,597
                                                       -----------    -----------
                                                         1,446,160      1,631,470
                                                       -----------    -----------

EXPENSES

Personnel                                                  669,538        770,209
         General and administrative                        534,984        512,862
         Selling                                           167,935        115,732
         Interest expense on nonrecourse obligations       358,828        395,375
         Depreciation                                        4,129         10,677
                                                       -----------    -----------
                                                         1,735,414      1,804,855
                                                       -----------    -----------

NET LOSS                                                  (289,254)      (173,385)

RETAINED EARNINGS -- BEGINNING                             528,477        701,862
                                                       -----------    -----------

RETAINED EARNINGS -- ENDING                            $   239,223    $   528,477
                                                       -----------    -----------


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended    Year Ended
                                                                          February 29,  February 28,
                                                                             2000          1999
                                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          ($289,254)    ($173,385)
         Adjustments to reconcile net loss to net
               cash used in operating activities
                  Equity in income of Income Funds                           (43,832)      (44,231)
                  Depreciation                                                 4,129        10,677
                  Changes in operating assets and liabilities:
                           Receivables from Income Funds                      91,237      (155,523)
                           Other receivables                                   5,018        49,853
                           Income tax refunds receivable                      50,000
                           Deferred offering costs                           249,481       (34,003)
                           Other assets                                        2,252         2,689
                           Accounts payable and accrued expenses             (65,552)     (111,722)
                                                                           ---------     ---------

                                   Net cash used in operating activities     (46,621)     (405,645)
                                                                           ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
         Repayment of advances to Income Funds                                             232,000
         Distributions from Income Funds                                      45,239        61,500
         Investment in Income Funds                                                         (1,000)
         Purchase of office furniture and equipment                                         (1,400)
                                                                           ---------     ---------
                  Net cash provided by investing activities                   45,239       291,100
                                                                           ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES -- None
                                                                           ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,382)     (114,545)


CASH AND CASH EQUIVALENTS -- BEGINNING                                        28,544       143,089
                                                                           ---------     ---------


CASH AND CASH EQUIVALENTS -- ENDING                                        $  27,162     $  28,544
                                                                           ---------     ---------


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


1. NATURE OF BUSINESS

   Commonwealth Capital Corp., through its wholly-owned subsidiary, Commonwealth of Delaware, Inc. (CDI), primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. Certain wholly-owned subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds") which were organized to acquire, own, and act as lessor with respect to certain computer equipment. CDI's subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income & Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

   The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided.

   Commission income is earned by Commonwealth Capital Securities Corp., which sells units of its affiliated partnerships through broker-dealer firms to their respective customers throughout the United States.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (see Note 1). All significant intercompany transactions and balances have been eliminated. The balance sheets are presented on an unclassified basis in accordance with leasing industry practice.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   b. Use of Estimates

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

   c. Cash and Cash Equivalents

      The Company maintains its cash balances in several financial institutions. The balances in each institution are insured (up to $100,000) by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. At times, the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash.

      The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 29, 2000 and February 28, 1999, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

   d. Investment in Income Funds

      The Company accounts for its 1% interests in the Income Funds by the equity method. In 1999 and 1998, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company has reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 and $63,382 at February 29, 2000 and February 28, 1999, of which ($2,127) and $17,269 was incurred during the years ended February 29, 2000 and February 28, 1999, respectively. Financial information of the Income Funds as of December 31, 1999 and 1998, is as follows:

                                             December 31,
                                    ---------------------------------
                                       1999                  1998
                                    -----------           -----------
      Total assets                  $18,025,000           $24,883,000
      Nonrecourse debt                7,214,000             9,234,000
      Other liabilities               2,216,000             1,068,000
      Partners' capital               8,595,000            14,581,000
      Net loss                       (1,692,000)             (721,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d. Investment in Income Funds (Continued)

      The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 29, 2000 and February 28, 1999, and have been eliminated in consolidation.

      Fee income earned by the Company from the Income Funds consists of: (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% (as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

      Approximately 58% and 76% of fee income for the years ended February 29, 2000 and February 28, 1999, was from three Income Funds.

   e. Office Furniture and Equipment

      Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

   f. Deferred Offering Costs

      Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 and February 28, 1999, relate to an Income Fund whose offering period expires in July, 2000.

   g. Revenue Recognition

      The Company recognizes fees as earned in accordance with the various Limited Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h. Income Taxes

      Deferred income taxes are provided as necessary for temporary differences between the financial and tax bases of investment in Income Funds and office furniture and equipment. The tax basis of investment in income funds differs from financial reporting due to temporary differences associated with ownership of general partnership interests in the various Income Funds. Also, for income tax reporting, the cost of property and equipment is being recovered using the methods and lives prescribed by the Internal Revenue Code.

      Deferred income tax assets are also recognized for net operating losses and investment tax credit carryforwards that are available to offset future income taxes. A valuation allowance is provided as necessary to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

3. LEASE COMMITMENTS

   GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 29, 2000 and February 28, 1999, under these leases and certificates of participation are $4,715,000 and $5,260,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $358,828 and $395,375 for the years ended February 29, 2000 and February 28, 1999, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


3. LEASE COMMITMENTS (Continued)

   Future minimum lease payments to be received as of February 29, 2000, are as follows:

   Year Ending February 28,
   ------------------------
            2001                                    $  906,935
            2002                                       683,324
            2003                                       684,490
            2004                                       678,794
            2005                                       676,097
            Thereafter                               2,811,345
                                                    ----------
                                                     6,440,985
            Less amount representing interest        1,725,985
                                                    ----------
                                                    $4,715,000
                                                    ==========

   The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $155,000 and $174,000 for the years ended February 29, 2000 and February 28, 1999, respectively. Future minimum lease payments under noncancelable operating leases as of February 29, 2000, are as follows:

   Year Ending February 28,
   ------------------------
            2001                      $  146,000
            2002                         141,000
            2003                         143,000
            2004                         146,000
                                      ----------
                                      $  576,000
                                      ==========

4. PROFIT SHARING PLAN

   The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. No contributions to the plan were made or accrued for the years ended February 29, 2000 and February 28, 1999.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


5. RELATED PARTY TRANSACTIONS

   For the year ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts. No fees were waived or forgiven for the year ended February 29, 2000.

6. INCOME TAXES

   The Company and its subsidiaries file a consolidated federal income tax return.

   The Company has net operating loss carryforwards of approximately $639,000 and investment tax credit carryforwards of approximately $109,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                    Net Operating           Investment
   Year Ending February 28,            Losses              Tax Credits
   ------------------------         -------------          -----------
         2001                                              $   57,000
         2002                                                  52,000
         2013                             38,000
         2019                            149,000
         2020                            452,000
                                      ----------           ----------
                                      $  639,000           $  109,000
                                      ==========           ==========

   The Company also has net operating loss carryforwards of approximately $3,758,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

   Year Ending February 28,
   ------------------------
            2006                      $  147,000
            2007                         648,000
            2008                         973,000
            2009                         901,000
            2010                       1,089,000
                                      ----------
                                      $3,758,000
                                      ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


6. INCOME TAXES (Continued)

   At February 29, 2000 and February 28, 1999, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                February 29,      February 28,
                                                    2000              1999
                                                ------------      ------------
   Deferred tax assets:
      Other                                      $   4,500         $   4,500
      Investment tax credit carryforwards           37,100            52,400
      Net operating loss carryforwards             465,000           287,000

      Less valuation allowance                    (412,000)         (266,000)
                                                 ---------         ---------
         Deferred tax assets, net                   94,600            77,900
                                                 ---------         ---------
   Deferred tax liabilities:
      Investment in Income Funds                   (94,200)          (77,900)
      Office furniture and equipment                  (400)
                                                 ---------         ---------
         Deferred tax liabilities, net             (94,600)          (77,900)
                                                 ---------         ---------
   Net deferred tax assets (liabilities)         $    --           $    --
                                                 =========         =========

   The valuation allowance was increased by $146,000 and $29,000, respectively, for the years ended February 29, 2000 and February 28, 1999.

7. SUPPLEMENTAL CASH FLOW INFORMATION

   Other noncash activities associated with lease transactions:

                                                                           Year Ended             Year Ended
                                                                          February 29,           February 28,
                                                                              2000                   1999
                                                                          ------------           ------------
   Reduction of minimum lease receivable and repayment of nonrecourse obligation associated with direct payment made by
    lessee to bank                                                          $  545,000             $  545,000
                                                                            ==========             ==========