Form 10-Q
period 2001-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-05-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                 YES  [X]              NO  [  ]

                      Commonwealth Income & Growth Fund II
                                  Balance Sheet

                                                                   March 31,        December 31,
                                                                     2001               2000
                                                               ----------------------------------
                                                                  (unaudited)
Assets

Cash and cash equivalents                                      $    150,159          $    277,719
Lease income receivable                                             319,208               457,245
Accounts receivable - Commonwealth Capital Corp.                    170,421                  --
Accounts receivable - General Partner                                 8,251                  --
Other receivables and deposits                                        1,200                  --
Prepaid Fees                                                          3,200                 3,200
                                                               ----------------------------------
                                                                    652,439               738,164
                                                               ----------------------------------

Computer Equipment, at cost                                      11,846,743            12,308,364
Accumulated depreciation                                         (8,969,653)           (8,769,499)

                                                               ----------------------------------
                                                                  2,877,090             3,538,865
                                                               ----------------------------------


Equipment acquisition costs and deferred expenses, net               87,074               110,619
                                                               ----------------------------------

Total assets                                                   $  3,616,603          $  4,387,648
                                                               ==================================

Liabilities and Partners' Capital

Liabilities

Accounts payable                                               $     95,924          $     91,570
Accounts payable - Other LP Affiliates                                 --                   4,329
Accounts payable - General Partner                                     --                   5,501
Accounts payable - Commonwealth Capital Corp.                          --                      62
Unearned lease income                                                33,386                33,386
Notes payable                                                     1,261,366             1,665,816

                                                               ----------------------------------
Total liabilities                                                 1,390,676             1,800,664
                                                               ----------------------------------

Partners' Capital


General partner                                                       1,000                 1,000
Limited partners                                                  2,224,927             2,585,984

                                                               ----------------------------------
Total partners' capital                                           2,225,927             2,586,984
                                                               ----------------------------------

Total Liabilities and partners' capital                        $  3,616,603          $  4,387,648
                                                               ==================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                            Statements of Operations

                                                           For the Three Months Ended
                                                                    March 31,
                                                            2001               2000
                                                        --------------------------------
                                                                    (unaudited)
                                                                             (restated)
Income
 Lease                                                  $   830,199          $ 1,124,748
 Interest and other                                           2,009                2,124
                                                        --------------------------------


Total income                                            $   832,208          $ 1,126,872
                                                        --------------------------------

 Expenses
 Operating, excluding depreciation                           94,550               61,303
 Equipment management fee - General Partner                  41,510               60,278
 Interest                                                    30,772               54,093
 Depreciation                                               743,770              938,351
 Amortization of equipment
   acquisition costs and deferred expenses                   28,290               53,437
 Loss on sale of computer equipment                          23,245                7,504
                                                        --------------------------------


 Total expenses                                             962,137            1,174,966
                                                        --------------------------------

 Net (loss)                                             $  (129,929)         $   (48,094)
                                                        --------------------------------

 Net (loss) per equivalent limited
   partnership unit                                     $     (0.28)         $     (0.10)
                                                        --------------------------------

Weighted Average number of equivalent limited
partnership units outstanding during the period             461,817              461,817
                                                        ================================






                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statement of Partners' Capital

                                                                 For the Three Months ended March 31, 2001

                                                                                (unaudited)

                                              General           Limited
                                              Partner           Partner         General            Limited
                                               Units             Units          Partner            Partner              Total
                                              ----------------------------------------------------------------------------------
Partners' capital - December 31, 2000                50           461,817        $ 1,000         $ 2,585,984          $2,586,984
  Net Income (loss)                                                                2,280           (132,209)           (129,929)
  Distributions                                                                  (2,280)           (228,848)           (231,128)
                                              ----------------------------------------------------------------------------------
Partners' capital - March 31, 2001                   50           461,817        $ 1,000         $ 2,224,927          $2,225,927
                                              ==================================================================================





























                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 1 of 2

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                              (restated)
                                                               2001              2000
                                                            -----------------------------
                                                                     (unaudited)
Operating activities
Net (loss)                                                  $(129,929)         $ (48,094)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization                                 772,060            991,788

Loss on sale of computer equipment                             23,245              7,504
Other noncash activities included in
  determination of net income                                (404,450)          (663,635)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable                138,037           (104,063)

(Increase) in other receivables                              (171,621)            (7,040)

Increase in accounts payable                                    4,354              9,206
(Decrease) in accounts payable to
Commonwealth Capital Corp.                                        (62)              --

(Decrease) in accounts payable -
General Partner                                               (13,752)              --

(Decrease) in accounts payable -
Affiliated LTD Partnerships                                    (4,329)              --

Increase in unearned lease income                                --                6,491

                                                            ---------          ---------

Net cash provided by operating activities                     213,553            192,157
                                                            ---------          ---------

Investing activities:

Capital Expenditures                                         (118,628)           (19,448)

Net proceeds from the sale of Computer equipment               13,388             45,295

Equipment acquisition fees paid to General Partner             (4,745)            (3,256)

                                                            ---------          ---------


Net cash (used in) provided by investing activities          (109,985)            22,591
                                                            ---------          ---------

                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 2 of 2

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                              (restated)
                                                               2001              2000
                                                            -----------------------------
                                                                     (unaudited)
Financing activities:
Distributions to partners - net                              (231,128)          (230,880)


Net increase (decrease) in cash and cash equivalents         (127,560)           (16,132)

Cash and cash equivalents, beginning of period                277,719             52,323

                                                            ---------          ---------

Cash and cash equivalents, end of period                    $ 150,159          $  36,191
                                                            =========          =========























                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS


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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

Restatement of Prior Periods

The statement of operations and cash flows for the three-month period ended March 31, 2000 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment by decreasing revenues $47,000 and an creating a loss on sale of computer equipment of approximately $8,000.

Revenue Recognition

Through March 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, there is no impairment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At March 31, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs are deducted from partnership capital in the accompanying financial statements.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2001:

                                                  Amount
-----------------------------------------------------------
Nine Months ended December 31, 2001            $  1,394,000
Year Ended December 31, 2002                        624,000
Year Ended December 31, 2002                        230,000
Year Ended December 31, 2003                          2,000
-----------------------------------------------------------

                                               $  2,250,000
-----------------------------------------------------------

4. Related Party Transactions

Accounts Receivable

For the quarter ended March 31, 2001, the Partnership has a receivable from Commonwealth Capital Corp, a related party to the Partnership, in the amount of $170,000. This is short-term, non-interest bearing advance that the Partnership plans to collect within the next quarter.

5. Notes Payable

Notes payable consisted of the following:

                                                March 31,        December 31,
-----------------------------------------------------------------------------
                                                  2001               2000

Installment notes payable to banks; interest
ranging from 6.35% to 8.5%, due in monthly
installments ranging from $4,209 to $33,736,
including interest, with final payments due
from February through December 2001.           $  277,475          $  533,527

Installment notes payable to banks; interest
ranging from 6.6% to 9.25%, due in monthly
installments ranging from $108 to $14,928,
including interest, with final payments due
from January through November 2002.               376,348             470,521

Installment notes payable to banks; interest
ranging from 7.75% to 9.75%, due in monthly
installments ranging from $67 to $4,236,
including interest, with final payments due
from February through December 2003.              607,543             661,768
-----------------------------------------------------------------------------

                                               $1,261,366          $1,665,816
-----------------------------------------------------------------------------

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:


Quarter ended March 31,                                2001          2000
-----------------------------------------------------------------------------

Lease income, net of interest expense on
notes payable realized as a result of direct
payment of principal by lessee to bank               $404,450       $663,635

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2001 and 2000 were from cash from operations of $214,000 and $192,000, respectively. The primary uses of cash for the three months ended March 31, 2001, and 2000, were for capital expenditures for new equipment totaling $119,000 and $19,000 respectively and the payment of preferred distributions to partners of $231,000 for each of the three months ended March 2001 and 2000.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $214,000, which includes a net loss of $130,000, and depreciation and amortization expenses of $772,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $404,000.

For the three month period ended March 31, 2000, the Partnership generated cash flows from operating activities of $192,000, which includes a net loss of $48,000, and depreciation and amortization expenses of $992,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $664,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2001, the Partnership had approximately $135,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $1,394,000 for the balance of the year ending December 31, 2001 and $856,000 thereafter. At March 31, 2001, the outstanding debt was $1,261,000, with interest rates ranging from 6.4% to 9.75%, and will be payable through December, 2003.

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

Results of Operations

For the quarter ended March 31, 2001, the Partnership recognized income of $832,000 and expenses of $962,000, resulting in a net loss of $130,000. For the quarter ended March 31, 2000, the Partnership recognized income of $1,127,000 and expenses of $1,175,000, resulting in a net loss of $48,000.

Lease income decreased by 26% to $830,000 for the quarter ended March 31, 2001, from $1,125,000 for the quarter ended March 31, 2000, primarily due to the expiration of leases in 2000 and no new leases entered into.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 54% to approximately $95,000 for the quarter ended March 31, 2001, from $61,000 for the quarter ended March 31, 2000, which is primarily attributable to an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, and outside office services which consisted of an allocation of placement fees for 2 new employees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 31% to approximately $42,000 for the quarter ended March 31, 2001, from $60,000 for the quarter ended March 31, 2000, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 22% to approximately $772,000 for the quarter ended March 31, 2001, from $992,000 for the quarter ended March 31, 2000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of $37,000 for the quarter ended March 31, 2001, for a net loss of $23,000. The Partnership sold computer equipment with a net book value of $53,000 for the quarter ended March 31, 2000, for a net loss of $8,000.

Interest expense decreased 43% to $31,000 for the quarter ended March 31, 2001 from $54,000 for the quarter ended March 31, 2000, primarily due to the payoff of outstanding debts.

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

                    Inapplicable

         Item 5.    Other Information.

                    Inapplicable

         Item 6.    Exhibits and Reports on Form 8-K.

                    a)  Exhibits: None

                    b)  Report on Form 8-K: None

         Item 7.A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMONWEALTH INCOME & GROWTH FUND II
                                             BY: COMMONWEALTH INCOME &
                                             GROWTH FUND, INC. General Partner




May 15, 2001                            By: /s/ George S. Springsteen
------------------                          --------------------------
Date                                        George S. Springsteen
                                            President