Form 10-Q/A
period 2000-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-05-31
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2795120
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                            1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 647-6800
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


                         YES [X]          NO [ ]

                      Commonwealth Income & Growth Fund II
                                  Balance Sheet

                                                                            (Restated & Unaudited)
                                                                          June 30,        December 31,
                                                                            2000              1999
                                                                       --------------------------------
Assets

Cash and cash equivalents                                                $   225,065        $    52,323
Lease income receivable                                                      543,010            300,507
Accounts receivable - General Partner                                          9,715             34,918
Other receivables and deposits                                                64,689             30,689
                                                                       --------------------------------
                                                                             842,479            418,437
                                                                       --------------------------------

Computer Equipment, at cost                                               13,765,853         15,099,876
Accumulated depreciation                                                 (8,803,511)        (8,294,526)

                                                                       --------------------------------
                                                                           4,962,342          6,805,350
                                                                       --------------------------------

Equipment acquisition costs and deferred expenses, net                       145,615            232,635
                                                                       --------------------------------

Total assets                                                             $ 5,950,436        $ 7,456,422
                                                                       ================================

Liabilities and Partners' Capital

Liabilities

Accounts payable                                                         $   323,810        $    87,558
Unearned lease income                                                        157,231            162,934
Notes payable                                                              2,160,896          3,326,191

                                                                       --------------------------------
Total liabilities                                                          2,641,937          3,576,683
                                                                       --------------------------------

Partners' Capital

General partner                                                                1,000              1,000
Limited partners                                                           3,307,499          3,878,739

                                                                       --------------------------------
Total partners' capital                                                    3,308,499          3,879,739
                                                                       --------------------------------

Total Liabilities and partners' capital                                  $ 5,950,436        $ 7,456,422
                                                                       ================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                              Statements of Income

                                                                                    (Restated & Unaudited)
                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                       2000           1999           2000           1999
                                                                    ----------------------------------------------------------
Income:
Lease                                                                 $1,082,858     $1,157,489     $2,207,606     $2,291,382
Interest and other                                                         1,145          2,685          3,269          4,112
                                                                    ---------------------------------------------------------

Total income                                                           1,084,003      1,160,174      2,210,875      2,295,494
                                                                    ---------------------------------------------------------

Expenses:

Operating, excluding depreciation                                         20,777         84,339         82,080        111,700
Equipment management fee - General Partner                                65,599         64,636        125,877        121,331
Interest                                                                  44,333         77,810         98,426        160,588
Depreciation                                                             949,031        989,295      1,887,382      1,964,032
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                                 47,142         57,239        100,579        116,454
Loss on sale of computer equipment                                        18,507              -         26,011              -


                                                                    ------------  -------------  -------------  -------------
Total expenses                                                         1,145,389      1,273,319      2,320,355      2,474,105
                                                                    ------------  -------------  ------------   -------------

Net (loss)                                                            $ (61,386)     $(113,145)     $(109,480)     $(178,611)
                                                                    ============  =============  =============  =============

Net (loss) per equivalent limited
  partnership unit                                                    $   (0.13)     $   (0.24)     $   (0.24)     $   (0.39)
                                                                    ============  =============  =============  =============

Weighted Average number of equivalent limited
partnership units outstanding during the period                          461,817        461,817        461,817        461,817
                                                                    ============  =============  =============  =============

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statement of Partners' Capital

                                                                          For the Six Months ended June 30, 2000

                                                                                 (Restated and Unaudited)

                                              General           Limited
                                              Partner           Partner           General          Limited
                                               Units             Units            Partner          Partner             Total
                                              ----------------------------------------------------------------------------------
Partners' capital - December 31, 1999            50             461,817           $ 1,000         $3,878,739          $3,879,739

  Net Income (loss)                                                                 4,561          (114,041)           (109,480)
  Distributions                                                                   (4,561)          (457,199)           (461,760)
                                              ----------------------------------------------------------------------------------
Partners' capital - June 30, 2000                50             461,817           $ 1,000         $3,307,499         $ 3,308,499
                                              =========================        ==========     ==============      ==============




                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   PAGE 1 of 2

                                                                  For the Six Months
                                                                    Ended June 30,
                                                                (Restated & Unaudited)
                                                                2000                1999
                                                             --------------------------------

Operating activities
Net (loss)                                                   $ (109,480)          $ (178,431)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization                                  1,987,961            2,080,487
Loss on sale of computer equipment                                18,507                    -
Other noncash activities included in
determination of net income                                  (1,301,819)          (1,296,733)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable                 (242,503)               98,231
(Increase) in other receivables                                 (34,000)             (10,629)
Increase (decrease) in accounts payable                          236,252             (40,601)
Increase in accounts payable -
General Partner                                                   25,203               19,010
(Decrease) in unearned lease income                              (5,703)             (15,885)

                                                             --------------------------------

Net cash provided by operating activities                        574,418              655,449
                                                             --------------------------------

Investing activities:

Capital Expenditures                                            (20,976)             (90,014)
Net proceeds from the sale of Computer equipment                  94,619                    -
Equipment acquisition fees paid to General Partner              (12,194)             (27,951)

                                                             --------------------------------

Net cash (used in) provided by investing activities               61,449            (117,965)
                                                             --------------------------------

                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   PAGE 2 of 2

                                                                         For the Six Months
                                                                           Ended June 30,

                                                                         2000           1999
                                                                      --------------------------
                                                                       (Restated & Unaudited)

Financing activities:
Distributions to partners - net                                         (461,760)     (466,454)
Debt Placement Fee paid to General Partner                                (1,365)       (7,290)
                                                                      -------------------------
Net cash provided by (used in) financing activities                     (463,125)     (473,744)

Net increase (decrease) in cash and cash equivalents                      172,742        63,740
Cash and cash equivalents, beginning of period                             52,323       136,208

                                                                      -----------  ------------

Cash and cash equivalents, end of period                                $ 225,065      $199,948
                                                                      ===========  ============



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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2000.

Restatement of Prior Periods

The statement of operations and cash flows for the six-month period ended June 30, 2000 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment by decreasing revenues $77,000 and decreasing the gain on sale of computer equipment of approximately $55,000.

Revenue Recognition

Through June 30, 2000, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, there is no impairment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At June 30, 2000, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2000:

                                                                   Amount
------------------------------------------------------------------------------
  Six Months ended December 31, 2000                            $ 1,332,000
  Year Ended December 31, 2001                                    1,499,000
  Year Ended December 31, 2002                                      204,000
  Year Ended December 31, 2003                                       13,000
------------------------------------------------------------------------------

                                                                $ 3,048,000
==============================================================================

4. Notes Payable

Notes payable consisted of the following:

                                                 June 30,        December 31,
--------------------------------------------------------------------------------
                                                     2000                1999

Installment notes payable to banks; interest
ranging from 6.4% to 8.2%, due in monthly
installments ranging from $3,976 to $33,736,
including interest, with final payments due
from February through December 2000.          $   347,265         $   962,099

Installment notes payable to banks; interest
ranging from 6.35% to 8.5%, due in monthly
installments ranging from $4,209 to $33,736,
including interest, with final payments due
from February through December 2001.            1,053,942           1,556,434

Installment notes payable to banks; interest
ranging from 7.75% to 9.75%, due in monthly
installments ranging from $2,578 to $35,630,
including interest, with final payments due
from January through September 2002.              634,156             807,658

Installment notes payable to banks; interest
of 7.75% due in monthly installments of
$4,236, including interest, with final
payments due in March, 2003                       125,533                   -
-----------------------------------------------------------------------------

                                              $ 2,160,896         $ 3,326,191
                                              ===========         ===========


These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

5. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Quarter ended June 30,                                      2000         1999
-----------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $638,184   $660,148

-----------------------------------------------------------------------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


Quarter ended June 30,                                      2000        1999
----------------------------------------------------------------------------

Debt assumed in connection with purchase of computer
equipment
                                                          $136,524   $     -

----------------------------------------------------------------------------



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources


The Partnership's primary sources of capital for the six months ended June 30, 2000 and 1999 were from cash from operations of $574,000 and $655,000, respectively. The primary uses of cash for the six months ended June 30, 2000, and 1999, were for capital expenditures for new equipment totaling $21,000 and $90,000, respectively, the payment of preferred distributions to partners of $462,000 and $466,000, respectively, the payment of acquisition fees of $12,000 and $28,000, respectively, and the payment of finance fees of $1,000 and $7,000, respectively.

For the three month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $393,000, which includes a net loss of $61,000, and depreciation and amortization expenses of $999,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $638,000.

For the three month period ended June 30, 1999, the Partnership generated cash flows from operating activities of $306,000, which includes net loss of $113,000, and depreciation and amortization expenses of $1,047,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $660,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2000, the Partnership had approximately $134,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2000, the Partnership had future minimum rentals on non-cancelable operating leases of $1,332,000 for the balance of the year ending December 31, 2000 and $1,716,000 thereafter. At June 30, 2000, the outstanding debt was $2,161,000, with interest rates ranging from 6.4% to 9.8%, and will be payable through March, 2003.

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


Results of Operations


 For the quarter ended June 30, 2000, the Partnership recognized income of $1,084,000 and expenses of $1,145,000, resulting in net loss of $61,000. For the quarter ended June 30, 1999, the Partnership recognized income of $1,160,000 and expenses of $1,273,000, resulting in net loss of $113,000.

Lease income decreased by 6% to $1,083,000 for the quarter ended June 30, 2000, from $1,157,000 for the quarter ended June 30, 1999, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 1999.

Interest income decreased 57% to $1,100 for the quarter ended June 30, 2000 from $2,700 for the quarter ended June 30, 1999, primarily due to lower monthly average balance in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 75% to approximately $21,000 for the quarter ended June 30, 2000, from $84,000 for the quarter ended June 30, 1999, which is primarily attributable to a decrease in reimbursable expenses related to the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $66,000 and $65,000 for the quarters ended June 30, 2000 and 1999, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses decreased approximately 5% to $996,000 for the quarter ended June 30, 2000, from $1,047,000 for the quarter ended June 30, 1999 primarily due to older equipment becoming fully depreciated and certain acquisition fees being fully amortized.

The Partnership sold computer equipment with a net book value of $80,000 for the quarter ended June 30, 2000, for a net loss of $19,000.

Interest expense decreased 43% to approximately $44,000 for the quarter ended June 30, 2000, from $78,000 for the quarter ended June 30, 1999 due to the payoff of certain notes payables.


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



                                      COMMONWEALTH INCOME & GROWTH FUND II
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner




                                      By:
------------------                       ------------------------
Date                                  George S. Springsteen
                                      President