Form 10-Q/A
period 2000-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-06-01
CIK 938322

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

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2795120
         ------------                                         ----------
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


                           YES  [X]                            NO   [   ]

                      Commonwealth Income & Growth Fund II
                                  Balance Sheet

                                                                             (Restated & Unaudited)
                                                                      September 30,        December 31,
                                                                          2000                 1999
                                                                      --------------------------------

Assets

Cash and cash equivalents                                             $  211,584            $   52,323
Lease income receivable                                                  397,018               300,507
Accounts receivable - General Partner                                     36,793                34,918
Other receivables and deposits                                            59,409                30,689
                                                                      ---------------------------------
                                                                         704,804               418,437
                                                                      ---------------------------------

Computer Equipment, at cost                                           12,496,944            15,099,876
Accumulated depreciation                                              (8,581,100)           (8,294,526)

                                                                      ---------------------------------
                                                                       3,915,844             6,805,350
                                                                      ---------------------------------

Equipment acquisition costs and deferred expenses, net                   113,180               232,635
                                                                      ---------------------------------

Total assets                                                          $4,733,828            $7,456,422
                                                                      =================================

Liabilities and Partners' Capital

Liabilities

Accounts payable                                                      $   94,514            $   87,558
Accounts payable - General Partner                                         4,508                     -
Unearned lease income                                                     31,144               162,934
Notes payable                                                          1,587,298             3,326,191

                                                                      ---------------------------------
Total liabilities                                                      1,717,464             3,576,683
                                                                      ---------------------------------

Partners' Capital

General partner                                                            1,000                 1,000
Limited partners                                                       3,015,364             3,878,739

                                                                      ---------------------------------
Total partners' capital                                                3,016,364             3,879,739
                                                                      ---------------------------------

Total Liabilities and partners' capital                               $4,733,828            $7,456,422
                                                                      =================================





                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                              Statements of Income

                                                                           (Restated & Unaudited)
                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                              2000          1999           2000           1999
                                                         --------------------------------------------------------
Income:
Lease                                                     $1,000,560    $1,160,498     $3,208,166     $3,451,880
Interest and other                                             1,161         3,102          4,430          7,214
                                                         --------------------------------------------------------
Total income                                               1,001,721     1,163,600      3,212,596      3,459,094
                                                         --------------------------------------------------------

Expenses:
Operating, excluding depreciation                             52,236        80,268        134,316        191,968
Equipment management fee - General Partner                    50,028        57,525        175,905        178,856
Interest                                                      34,704        66,654        133,130        227,242
Depreciation                                                 835,013       893,264      2,722,395      2,857,296
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                     32,436        56,361        133,015        172,815
Loss on sale of computer equipment                            58,535         8,447         84,546          8,447
                                                         --------------------------------------------------------
Total expenses                                             1,062,952     1,162,519      3,383,307      3,636,624
                                                         --------------------------------------------------------

Net income (loss)                                         $  (61,231)   $    1,081     $ (170,711)    $ (177,530)
                                                         ========================================================

Net income (loss) per equivalent limited
  partnership unit                                        $    (0.13)   $      .01     $    (0.37)    $    (0.38)
                                                         ========================================================
Weighted Average number of equivalent limited
  partnership units outstanding during the period            461,817       461,817        461,817        461,817
                                                         ========================================================



                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statement of Partners' Capital

                     For the Nine Months ended June 30, 2000

                            (Restated and Unaudited)

                                                     General        Limited
                                                     Partner        Partner     General       Limited
                                                      Units          Units      Partner       Partner          Total
                                               -------------------------------------------------------------------------

Partners' capital - December 31, 1999                     50        461,817     $ 1,000     $ 3,878,739      $3,879,739
                                               -------------------------------------------------------------------------
  Net Income (loss)                                                               6,841        (177,552)       (170,711)
  Distributions                                                                  (6,841)       (685,824)       (692,665)
                                               -------------------------------------------------------------------------
Partners' capital - September 30, 2000                    50        461,817     $ 1,000     $ 3,015,363     $ 3,016,363
                                               =========================================================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   PAGE 1 of 2

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                    (Restated & Unaudited)
                                                                   2000                 1999
                                                              -----------------------------------

Operating activities
Net (loss)                                                      $  (170,711)         $  (177,530)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization                                     2,855,410            3,030,111
Loss on sale of computer equipment                                   84,546                8,447
Other noncash activities included in
determination of net income                                      (1,875,417)          (1,899,504)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable                      (96,511)                 155
(Increase) in other receivables                                     (28,720)             (10,629)
Increase (decrease) in accounts payable                               6,956               (3,588)
Increase in accounts payable -
General Partner                                                       2,633               14,510
(Decrease) in other accrued expenses                                      -              (42,000)
(Decrease) in unearned lease income                                (131,790)             (94,412)

                                                              -----------------------------------

Net cash provided by operating activities                           646,396              825,560
                                                              -----------------------------------

Investing activities:

Capital Expenditures                                                (40,425)             (90,015)
Net proceeds from the sale of Computer equipment                    259,514                8,952
Equipment acquisition fees paid to General Partner                  (12,195)              (7,290)

                                                              -----------------------------------

Net cash (used in) provided by investing activities                 206,894              (88,353)
                                                              -----------------------------------



                      Commonwealth Income & Growth Fund II
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   PAGE 2 of 2

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                        2000        1999
                                                                    ------------------------
                                                                     (Restated & Unaudited)

Financing activities:
Distributions to partners - net                                      (692,664)     (699,842)
Debt Placement Fee paid to General Partner                             (1,365)      (27,951)
                                                                    ------------------------

Net cash provided by (used in) financing activities                  (694,029)     (727,793)

Net increase (decrease) in cash and cash equivalents                  159,261         9,414
Cash and cash equivalents, beginning of period                         52,323       136,208
                                                                    ------------------------
Cash and cash equivalents, end of period                            $ 211,584     $ 145,622
                                                                    ========================










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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth
                                   Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2000.

                                   Restatement of Prior Periods

                                   The statement of operations and cash flows for the six-month period ended September 30, 2000 have been adjusted to properly reflect the correction of misapplied proceeds from the sale of computer equipment increasing the loss on sale of computer equipment of approximately $34,000.

                                   Revenue Recognition

                                   Through September 30, 2000, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, there is no impairment.

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

                                   Cash and Cash Equivalents

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At September 30, 2000, cash equivalents were invested in a money market fund investing directly in Treasury obligations.



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

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2000:

                                                                                    Amount
                                  ------------------------------------------------------------
                                  Three Months ended December 31, 2000        $     574,000
                                  Year Ended December 31, 2001                    1,499,000
                                  Year Ended December 31, 2002                      204,000
                                  Year Ended December 31, 2003                       13,000
                                  ------------------------------------------------------------

                                                                              $   2,290,000
                                  ------------------------------------------------------------






4.      Notes Payable              Notes payable consisted of the following:

                                                                                   September 30,       December 31,
                                  ---------------------------------------------------------------------------------
                                                                                       2000                1999

                                  Installment notes payable to banks; interest
                                  ranging from 6.4% to 8.2%, due in monthly
                                  installments ranging from $3,976 to $33,736,
                                  including interest, with final payments due
                                  from February through December 2000.             $  130,909            $  962,099

                                  Installment notes payable to banks; interest
                                  ranging from 6.35% to 8.5%, due in monthly
                                  installments ranging from $4,209 to $33,736,
                                  including interest, with final payments due
                                  from February through December 2001.                796,052             1,556,434

                                  Installment notes payable to banks; interest
                                  ranging from 7.75% to 9.75%, due in monthly
                                  installments ranging from $2,578 to $35,630,
                                  including interest, with final payments due
                                  from January through September 2002.                545,147               807,658

                                  Installment notes payable to banks; interest
                                  of 7.75% due in monthly installments of
                                  $4,236, including interest, with final
                                  payments due in March, 2003                         115,190                     -
                                  ---------------------------------------------------------------------------------

                                                                                   $1,587,298            $3,326,191
                                                                                   ================================


                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.


5.      Supplemental               Other  noncash  activities  included  in the
        Cash Flow                  determination  of net  loss are as follows:
        Information

Quarter ended September 30,                                         2000               1999
----------------------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                     $1,875,417         $1,866,386
Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired                     -             33,118
----------------------------------------------------------------------------------------------

Total adjustment to net loss from other
     noncash activities                                         $1,875,417         $1,899,504
----------------------------------------------------------------------------------------------

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


Quarter ended September 30,                                         2000               1999
----------------------------------------------------------------------------------------------

Debt assumed in connection with purchase of computer
equipment                                                         $136,524           $608,755

----------------------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2000 and 1999 were from cash from operations of $646,000 and $826,000, respectively. The primary uses of cash for the nine months ended September 30, 2000, and 1999, were for capital expenditures for new equipment totaling $40,000 and $90,000, respectively, the payment of preferred distributions to partners of $693,000 and $700,000, respectively, the payment of acquisition fees of $12,000 and $7,000, respectively, and the payment of finance fees of $1,000 and $28,000, respectively.

For the three month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $64,000, which includes a net loss of $61,000, and depreciation and amortization expenses of $867,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $574,000.

For the three month period ended September 30, 1999, the Partnership generated cash flows from operating activities of $170,000, which includes net income of $1,000, and depreciation and amortization expenses of $950,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $603,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2000, the Partnership had approximately $227,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2000, the Partnership had future minimum rentals on non-cancelable operating leases of $574,000 for the balance of the year ending December 31, 2000 and $1,716,000 thereafter. At September 30, 2000, the outstanding debt was $1,587,000, with interest rates ranging from 6.4% to 9.8%, and will be payable through March, 2003.

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

Results of Operations

 For the quarter ended September 30, 2000, the Partnership recognized income of $1,002,000 and expenses of $1,063,000, resulting in net loss of $61,000. For the quarter ended September 30, 1999, the Partnership recognized income of $1,164,000 and expenses of $1,163,000, resulting in a net gain of $1,000.

Lease income decreased by 14% to $1,001,000 for the quarter ended September 30, 2000, from $1,161,000 for the quarter ended September 30, 1999, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 1999.

Interest income decreased 63% to $1,200 for the quarter ended September 30, 2000 from $3,100 for the quarter ended September 30, 1999, primarily due to lower monthly average balance in the money market accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 35% to approximately $52,000 for the quarter ended September 30, 2000, from $80,000 for the quarter ended September 30, 1999, which is primarily attributable to a decrease in reimbursable expenses related to the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $50,000 and $58,000 for the quarters ended September 30, 2000 and 1999, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expenses decreased approximately 5% to $867,000 for the quarter ended September 30, 2000, from $950,000 for the quarter ended September 30, 1999 primarily due to older equipment becoming fully depreciated and certain acquisition fees being fully amortized.

The Partnership sold computer equipment for the quarters ended September 30, 2000 and 1999 with a net book value of $211,000 and $57,000, respectively, for a net loss of $59,000 and $8,000, respectively

Interest expense decreased 48% to approximately $35,000 for the quarter ended September 30, 2000, from $67,000 for the quarter ended September 30, 1999 due to the payoff of certain notes payables.

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



                                     COMMONWEALTH INCOME & GROWTH FUND II
                                        BY: COMMONWEALTH INCOME &
                                            GROWTH FUND, INC. General Partner




May 31, 2001                      By:   /s/   George S. Springsteen
------------------                      ------------------------------
Date                                    George S. Springsteen
                                        President