Form 10-Q
period 2001-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-08-13
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


                             YES [X]          NO [ ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets

                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                      ------------------------------
                                                                      (unaudited)
Assets

Cash and cash equivalents                                             $   306,398       $   277,719
Lease income receivable                                                   248,849           457,245
Other receivable - Commonwealth Capital Corp.                             280,007                 -
Other receivable - General Partner                                         22,190                 -
Other receivable - Other Limited Partnerships                               1,200                 -
Prepaid Fees                                                                3,200             3,200
                                                                      -----------------------------
                                                                          861,844           738,164
                                                                      -----------------------------

Computer Equipment, at cost                                            10,986,786        12,308,364
Accumulated depreciation                                               (8,518,685)       (8,769,499)
                                                                      -----------------------------

                                                                        2,468,101         3,538,865
                                                                      -----------------------------

Equipment acquisition costs and deferred expenses, net                     65,707           110,619
                                                                      -----------------------------

Total assets                                                          $ 3,395,652       $ 4,387,648
                                                                      =============================

Liabilities and Partners' Capital

Liabilities

Accounts payable                                                      $    78,229       $    91,570
Accounts payable - Other LP Affiliates                                          -             4,329
Accounts payable - General Partner                                              -             5,501
Accounts payable - Commonwealth Capital Corp.                                   -                62
Unearned lease income                                                      74,567            33,386
Notes payable                                                           1,030,760         1,665,816
                                                                      -----------------------------

Total liabilities                                                       1,183,556         1,800,664
                                                                      -----------------------------

Partners' Capital

General partner                                                             1,000             1,000
Limited partners                                                        2,211,096         2,585,984
                                                                      -----------------------------

Total partners' capital                                                 2,212,096         2,586,984
                                                                      -----------------------------

Total Liabilities and partners' capital                               $ 3,395,652       $ 4,387,648
                                                                      =============================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II

                              Statements of Income

                                  (unaudited)


                                                          Three Months Ended                   Six Months Ended
                                                                June 30                            June 30
                                                       --------------------------        ----------------------------
                                                         2001            2000                2001            2000
Income

Lease                                                  $ 745,767      $ 1,082,858        $ 1,575,966      $ 2,207,606
Interest and other                                         3,199            1,145              5,208            3,269
Gain on sale of computer equipment                        95,628                -             72,383                -
                                                       ---------      -----------        -----------      -----------
Total Income                                             844,594        1,084,003          1,653,557        2,210,875
                                                       =========      ===========        ===========      ===========
Expenses

Operating, excluding depreciation                         57,958           20,777            152,508           82,080
Equipment management fee - General Partner                37,200           65,599             78,710          125,877
Interest                                                  24,676           44,333             55,448           98,426

Depreciation                                             482,441          949,031          1,226,211        1,887,382

Amortization of equipment
  acquisition costs and deferred expenses                 25,270           47,142             53,560          100,579

Loss on sale of computer equipment                             -           18,507                  -           26,011
                                                       ---------      -----------        -----------      -----------
Total expenses                                           627,545        1,145,389          1,566,437        2,320,355
                                                       ---------      -----------        -----------      -----------

Net income (loss)                                      $ 217,049      $   (61,386)       $    87,120      $  (109,480)
                                                       =========      ===========        ===========      ===========
Net income (loss) per equivalent limited
  partnership unit                                     $    0.47      $     (0.13)       $      0.19      $     (0.24)
                                                       =========      ===========        ===========      ===========
Weighted Average number of equivalent limited
  partnership units outstanding during the period        461,817          461,817            461,817          461,817
                                                       =========      ===========        ===========      ===========

                 see accompanying notes to financial statements





                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital

                                                              For the Six Months ended June 30, 2001

                                                                           (unaudited)

                                         General           Limited
                                         Partner           Partner          General            Limited
                                          Units             Units           Partner            Partner              Total
                                         -----------------------------------------------------------------------------------
Partners' capital - December 31, 2000       50             461,817          $ 1,000         $ 2,585,984          $2,586,984

  Net Income                                                                  4,560              82,560              87,120
  Distributions                                                              (4,560)           (457,448)           (462,008)
                                         -----------------------------------------------------------------------------------
Partners' capital - June 30, 2001           50             461,817          $ 1,000         $ 2,211,096          $2,212,096
                                          ==================================================================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000

                                   (unaudited)


                                                             2001                  2000
                                                         -----------           ------------
Operating activities

Net income (loss)                                        $    87,120           $  (109,480)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization                              1,279,771             1,987,961
Loss (gain) on sale of computer equipment                    (72,383)               18,507
Other noncash activities included in
  determination of net income                               (690,687)           (1,301,819)

Changes in assets and liabilities

(Increase) decrease in assets
Lease income receivable                                      208,396              (242,503)
Other receivables, General Partner                           (27,691)                    -
Other receivables - Other LP's                                (1,200)                    -
Other receivables                                                  -               (34,000)

Increase (decrease) in liabilities

Accounts payable                                             (13,341)              236,252
Accounts payable, Common Capital Corp.                           (62)                    -
Accounts payable, affiliated limited partnerships             (4,329)                    -
Accounts payable, General Partner                                  -                25,203
Unearned lease income                                         41,181                (5,703)
                                                         -----------           -----------
Net cash provided by operating activities                    806,775               574,418
                                                         -----------           -----------

Investing activities:

Capital Expenditures                                        (146,678)              (20,976)
Net proceeds from the sale of computer equipment             119,245                94,619
Equipment acquisition fees paid to General Partner            (8,092)              (12,194)
                                                         -----------           -----------
Net cash (used in) / provided by investing activities        (35,525)               61,449
                                                         -----------           -----------

Financing activities:

Distributions to partners                                   (462,008)             (461,760)
Other receivables-Commonwealth Capital Corp                 (280,007)                    -
Debt Placement fee paid to the General Partner                  (556)               (1,365)
                                                         -----------           -----------
Net cash (used in) financing activities                     (742,571)             (463,125)
                                                         -----------           -----------
Net increase in cash and cash equivalents                     28,679               172,742
Cash and cash equivalents, beginning of period               277,719                52,323
                                                         -----------           -----------
Cash and cash equivalents, end of period                 $   306,398           $   225,065
                                                         ===========           ===========




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

2.  Summary of        Basis of Presentation
    Significant
    Accounting        The financial information presented as of any date other
    Policies          than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the
                      "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

                      Revenue Recognition

                      Through June 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                      Long-Lived Assets

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2001, there is no impairment.

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

                      Cash and Cash Equivalents

                      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At June 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3.  Computer          The Partnership is the lessor of equipment under operating
    Equipment         leases with periods ranging from 22 to 48 months. In
                      general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2001:

                                                                          Amount
                      ----------------------------------------------------------
                      Six Months ended December 31, 2001             $   870,000
                      Year Ended December 31, 2002                       606,000
                      Year Ended December 31, 2003                       250,000
                      Year Ended December 31, 2004                         5,000
                      ----------------------------------------------------------

                                                                     $ 1,731,000
                      ==========================================================

4.  Related Party     Other Receivables
    Transactions
                      For the period ended June 30, 2001, the Partnership has a receivable from Commonwealth Capital Corp, a related party to the Partnership, in the amount of $280,000.
                      Commonwealth Capital Corp, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a short-term, non-interest bearing advance that the Partnership plans to collect within the next fiscal year.A new fund is due out within the next 6 months, which will increase the cash flow to Commonwealth Capital Corp, which may accelerate the pay back of the outstanding receivable.

5.  Notes Payable     Notes payable consisted of the following:

                                                         June 30,   December 31,
                                                           2001         2000
                      ----------------------------------------------------------


                      Installment notes payable to
                      banks; interest ranging from
                      6.35% to 8.5%, due in monthly
                      installments ranging from
                      $4,209 to $33,736, including
                      interest, with final payments
                      due from February through
                      December 2001.                   $   147,075   $   533,527

                      Installment notes payable to
                      banks; interest ranging from
                      6.6% to 9.25%, due in monthly
                      installments ranging from $152
                      to $14,928, including
                      interest, with final payments
                      due from January through
                      November 2002.                       280,532       470,521

                      Installment notes payable to
                      banks; interest ranging from
                      7.75% to 9.75%, due in monthly
                      installments ranging from $72
                      to $4,236, including interest,
                      with final payments due from
                      February through December
                      2003.                                552,058       661,768

                      Installment notes payable to
                      banks; 552,058 661,768
                      interest 7.30%, due in monthly
                      installments $1,762, including
                      interest, with final payments
                      due February 2004.                    51,095             -
                                                       -------------------------

                                                       $ 1,030,760   $ 1,665,816
                                                       =========================

                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

6.  Supplemental      Other noncash activities included in the determination of
    Cash Flow         net loss are as follows:
    Information

Six months ended June 30,                                 2001            2000
--------------------------------------------------------------------------------
Lease income, net of interest expense on
  notes payable realized as a result of direct
  payment of principal by lessee to bank               $ 690,687     $ 1,301,819


                      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                      Noncash investing and financing activities include the following:

Six months ended June 30,                                 2001            2000
--------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                             $  55,631     $   136,524
================================================================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2001 and 2000 were from cash from operations of $807,000 and $574,000, respectively. The primary uses of cash for the six months ended June 30, 2001, and 2000, were for capital expenditures for new equipment totaling $147,000 and $21,000 respectively, an advance to Commonwealth Capital Corp of $280,000 for the six months ended June 30, 2001 and the payment of preferred distributions to partners of $462,000 for each of the six months ended June 2001 and 2000.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $807,000, which includes net income of $87,000, and depreciation and amortization expenses of $1,280,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $691,000.

For the six month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $574,000, which includes a net loss of $109,000, and depreciation and amortization expenses of $1,988,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $1,302,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2001, the Partnership had approximately $293,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $870,000 for the balance of the year ending December 31, 2001 and $861,000 thereafter. At June 30, 2001, the outstanding debt was $1,031,000, with interest rates ranging from 6.35% to 9.75%, and will be payable through February, 2004.

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

For the quarter ended June 30, 2001, the Partnership recognized income of $845,000 and expenses of $628,000, resulting in net income of $217,000. For the quarter ended June 30, 2000, the Partnership recognized income of $1,084,000 and expenses of $1,145,000, resulting in a net loss of $61,000.

Lease income decreased by 31% to $746,000 for the quarter ended June 30, 2001, from $1,083,000 for the quarter ended June 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 179% to approximately $58,000 for the quarter ended June 30, 2001, from $21,000 for the quarter ended June 30, 2000, which is primarily attributable to an increase in outside services of approximately $10,000 relating to the refilings of the 10Q's for the 2nd and 3rd quarters of 2000 and the 10-K for 1999, and an increase in accounting fees of approximately $20,000, also relating to the refilings.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 43% to approximately $37,000 for the quarter ended June 30, 2001, from $66,000 for the quarter ended June 30, 2000, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 49% to approximately $508,000 for the quarter ended June 30, 2001, from $996,000 for the quarter ended June 30, 2000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of $10,000 for the quarter ended June 30, 2001, for net income of $96,000. The Partnership sold computer equipment with a net book value of $80,000 for the quarter ended June 30, 2000, for a net loss of $19,000.

Interest expense decreased 44% to $25,000 for the quarter ended June 30, 2001 from $44,000 for the quarter ended June 30, 2000, primarily due to the payoff of outstanding debts.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

For the six months ended June 30, 2001, the Partnership recognized income of $1,653,000 and expenses of $1,566,000, resulting in net income of $87,000. For the six months ended June 30, 2000, the Partnership recognized income of $2,211,000 and expenses of $2,320,000, resulting in a net loss of $109,000.

Lease income decreased by 29% to $1,576,000 for the six months ended June 30, 2001, from $2,208,000 for the six months ended June 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 86% to approximately $153,000 for the six months ended June 30, 2001, from $82,000 for the six months ended June 30, 2000, which is primarily attributable to an increase in outside printing services of approximately $10,000 relating to the refilings of the 10Q's for the 2nd and 3rd six months of 2000 and the 10-K for 1999, an increase in accounting fees of approximately $20,000, also relating to the refilings, an increase outside office services of approximately $8,000 which consisted of an allocation of placement fees for 2 new employees, and an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 37% to approximately $79,000 for the six months ended June 30, 2001, from $126,000 for the six months ended June 30, 2000, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 36% to approximately $1,280,000 for the six months ended June 30, 2001, from $1,988,000 for the six months ended June 30, 2000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of $47,000 for the six months ended June 30, 2001, for net gain of $72,000. The Partnership sold computer equipment with a net book value of $133,000 for the six months ended June 30, 2000, for a net loss of $26,000.

Interest expense decreased 44% to $55,000 for the six months ended June 30, 2001 from $98,000 for the six months ended June 30, 2000, primarily due to the payoff of outstanding debts.


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



                                            COMMONWEALTH INCOME & GROWTH FUND II
                                            BY: COMMONWEALTH INCOME &
                                            GROWTH FUND, INC. General Partner




_______________________                     By:_________________________________
Date                                           George S. Springsteen
                                               President