Form 10-Q
period 2001-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2001-11-13
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                              23-2795120
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


                                YES [X]   NO [ ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets

                                                                    September 30    December 31,
                                                                        2001            2000
                                                                 --------------------------------
                                                                    (unaudited)
Assets

Cash and cash equivalents                                         $   76,572        $   277,719
Lease income receivable net of allowance for doubtful
  accounts reserve of $45,000 as of September 30, 2001
  and as of December 31, 2000                                        388,932            457,245
Other Receivables - Commonwealth Capital Corp                        494,324                  -
Other Receivables - General Partner                                   15,965                  -
Other Receivables                                                        982                  -
Prepaid Fees                                                           3,200              3,200
                                                                 --------------------------------
                                                                     979,975            738,164
                                                                 --------------------------------

Computer equipment, at cost                                       10,035,888         12,308,364
Accumulated depreciation                                          (7,240,504)        (8,769,499)
                                                                ---------------------------------
                                                                   2,795,384          3,538,865
                                                                 --------------------------------
Equipment acquisition costs and deferred expenses, net                85,469            110,619
                                                                 --------------------------------

Total assets                                                      $3,860,828         $4,387,648
                                                                 ================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                  $  103,428          $  91,570
Accounts payable - Other Affiliates                                   24,265              4,329
Accounts payable - General Partner                                         -              5,501
Accounts payable - Commonwealth Capital Corp.                              -                 62
Unearned lease income                                                101,227             33,386
Notes payable                                                      1,273,692          1,665,816
                                                                 --------------------------------
Total liabilities                                                  1,502,612          1,800,664
                                                                 --------------------------------
Partners' Capital

General partner                                                        1,000              1,000
Limited partners                                                   2,357,216          2,585,984
                                                                 --------------------------------
Total partners' capital                                            2,358,216          2,586,984
                                                                 --------------------------------
Total Liabilities and partners' capital                           $3,860,828         $4,387,648
                                                                 ================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                            Statements of Operations

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30                      September 30
                                                             2001             2000             2001              2000
                                                        ------------------------------     --------------------------------
                                                                  (unaudited)                        (unaudited)
Income
Lease                                                      $748,172     $1,000,560          $2,324,138          $3,208,166
Interest and other                                            2,731          1,161               7,939               4,430
Gain on sale of computer equipment                          182,389              -             254,772                   -
                                                           --------     ----------          ----------          ----------
Total Income                                                933,292      1,001,721           2,586,849           3,212,596
                                                           --------     ----------          ----------          ----------

Expenses
Operating, excluding depreciation                            75,434         52,236             227,942             134,316
Equipment management fee - General Partner                   37,409         50,028             116,119             175,905
Interest                                                     20,342         34,704              75,790             133,130
Depreciation                                                396,568        835,013           1,622,779           2,722,395
Amortization of equipment
  acquisition costs and deferred expenses                    16,581         32,436              70,141             133,015
Loss on sale of computer equipment                                -         58,535                   -              84,546
                                                           --------     ----------          ----------          ----------

Total expenses                                              546,334      1,062,952           2,112,771           3,383,307
                                                           --------     ----------          ----------          ----------

Net income (loss)                                          $386,958     $  (61,231)         $  474,078          $ (170,711)
                                                           ========     ==========          ==========          ==========

Net income (loss) per equivalent limited
  partnership unit                                         $   0.84     $    (0.13)         $     1.03          $    (0.37)
                                                           ========     ==========          ==========          ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period           460,567        461,817             461,400             461,817
                                                           ========     ==========          ==========          ==========

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital

                                                                For the Nine Months ended September 30, 2001
                                                                                (unaudited)

                                              General           Limited
                                              Partner           Partner          General            Limited
                                               Units             Units           Partner            Partner             Total
                                           --------------------------------------------------------------------------------------
Partners' capital - December 31, 2000            50             461,817          $ 1,000         $ 2,585,984          $2,586,984

  Net Income                                                                       6,840             467,238             474,078
  Redemption                                                     (1,250)               -             (10,577)            (10,577)
  Distributions                                                                   (6,840)           (685,429)           (692,269)
                                           --------------------------------------------------------------------------------------
Partners' capital - September 30, 2001           50             460,567          $ 1,000         $ 2,357,216          $2,358,216
                                           ======================================================================================



                 see accompanying notes to financial statements

                              Commonwealth Income & Growth Fund II
                                    Statements of Cash Flow
                     For the Nine Months Ended September 30, 2001 and 2000

                                                                          2001            2000
                                                                       ----------      ----------
Operating activities                                                          (unaudited)
Net income (loss)                                                    $   474,078     $  (170,711)
Adjustments to reconcile net income/(loss) to net cash
   provided by operating activities
     Depreciation and amortization                                     1,692,920       2,855,410
     (Gain) / loss on sale of computer equipment                        (254,772)         84,546
     Other noncash activities included in
          determination of net income                                   (936,003)     (1,875,417)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                     68,313         (96,511)
              Other receivable, General Partner                          (21,466)              -
              Other receivables                                             (982)        (28,720)
         Increase (decrease) in liabilities
              Accounts payable                                            11,858           6,956
              Accounts payable, Common Capital Corp.                         (62)              -
              Accounts payable, affiliated limited partnerships           19,936               -
              Accounts payable, General Partner                                -           2,633
              Unearned lease income                                       67,841        (131,790)
                                                                     -----------     -----------

Net cash provided by operating activities                              1,121,661         646,396
                                                                     -----------     -----------

Investing activities:
Capital Expenditures                                                    (444,847)        (40,425)
Net proceeds from the sale of computer equipment                         364,200         259,514
Equipment acquisition fees paid to General Partner                       (39,552)        (12,195)
                                                                     -----------     -----------
Net cash (used in) / provided by investing activities                   (120,199)        206,894
                                                                     -----------     -----------

Financing activities:
Distributions to partners                                               (692,269)       (692,664)
Redemption of limited partners                                           (10,577)              -
Other receivables-Commonwealth Capital Corp                             (494,324)              -
Debt Placement fee paid to the General Partner                            (5,439)         (1,365)
                                                                     -----------     -----------
Net cash (used in) financing activities                               (1,202,609)       (694,029)
                                                                     -----------     -----------


Net (decrease) increase in cash and equivalents                         (201,147)        159,261
Cash and cash equivalents, beginning of period                           277,719          52,323
                                                                     -----------     -----------

Cash and cash equivalents, end of period                             $    76,572     $   211,584
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

Revenue Recognition

Through September 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2001, there is no impairment.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 21 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2001:

                                                                    Amount
-----------------------------------------------------------------------------
  Three Months ended December 31, 2001                           $  497,000
  Year Ended December 31, 2002                                      957,000
  Year Ended December 31, 2003                                      452,000
  Year Ended December 31, 2004                                      160,000
-----------------------------------------------------------------------------

                                                                 $2,066,000
=============================================================================

4. Related Party Transactions

Other Receivables

For the period ended September 30, 2001, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $494,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a short-term, non-interest bearing receivable that CCC plans to repay within the next fiscal year.

5. Notes Payable

Notes payable consisted of the following:

                                                   September 30,   December 31,
                                                       2001            2000
 ------------------------------------------------------------------------------


 Installment notes payable to banks; interest
 ranging from 6.35% to 8.5%, due in monthly
 installments ranging from $4,209 to $33,736,
 including interest, with final payments due
 from February through December 2001.               $ 63,659        $ 533,527

 Installment notes payable to banks; interest
 ranging from 6.6% to 9.25%, due in monthly
 installments ranging from $152 to $14,928,
 including interest, with final payments due
 from January through November 2002.                 183,047          470,521

 Installment notes payable to banks; interest
 ranging from 7.75% to 9.75%, due in monthly
 installments ranging from $72 to $4,236,
 including interest, with final payments due
 from February through December 2003.                492,023          661,768

 Installment notes payable to banks;
 interest 7.30%, due in monthly
 installments $1,762, including
 interest, with final payments due
 February 2004                                        46,715                -

 Installment notes payable to banks;
 interest 6.50%, due in monthly
 installments $14,892, including
 interest, with final payments due
 September 2004.                                     488,248                -
 ------------------------------------------------------------------------------

                                                  $1,273,692       $1,665,816
 ==============================================================================


These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,                             2001         2000
--------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $934,241    $1,875,417

Lease income paid to original lessor in lieu
of cash payment for computer equipment
acquired                                                  $  1,762             -


No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,                              2001        2000
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $543,879    $136,524
================================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2001 and 2000 were from cash from operations of $1,122,000 and $646,000, respectively, and gross proceeds received from sale of equipment totaling $364,000 for the period ending September 30, 2001 and $260,000 for the period ending September 30, 2000. The primary use of cash for the nine months ended September 30, 2001 and 2000, was for capital expenditures for new equipment totaling $445,000 and $40,000, respectively, an advance to Commonwealth Capital Corp of $494,000 for the nine months ended September 30, 2001 and the payment of preferred distributions to partners for the nine months ended September 30, 2001 and 2000 of $692,000 and $693,000, respectively.

For the nine month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $1,122, 000, which includes net income of $474,000, a gain on sale of equipment totaling $255,000, and depreciation and amortization expenses of $1,693,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $936,000.

For the nine month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $646,000, which includes a net (loss) of $171,000, a (loss) on sale of equipment totaling $85,000, and depreciation and amortization expenses of $2,855,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $1,875,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2001, the Partnership had approximately $68,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $497,000 for the balance of the year ending December 31, 2001 and $1,569,000 thereafter. At September 30, 2001, the outstanding debt was $1,274,000, with interest rates ranging from 6.35% to 9.75%, and will be payable through September, 2004.

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

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended
 September 30, 2000

For the quarter ended September 30, 2001, the Partnership recognized income of $933,000 and expenses of $546,000, resulting in net income of $387,000. For the quarter ended September 30, 2000, the Partnership recognized income of $1,002,000 and expenses of $1,063,000, resulting in a net (loss) of $61,000.

Lease income decreased by 25% to $748,000 for the quarter ended September 30, 2001, from $1,001,000 for the quarter ended September 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 44% to approximately $75,000 for the quarter ended September 30, 2001, from $52,000 for the quarter ended September 30, 2000, which is primarily attributable to an increase in remarketing fees of approximately $12,000, an increase in accounting fees of $16,000 relating to the review of the 10-Q's for the 2nd of 2001 and the restatement of the 2nd and 3rd quarters of 2000, a decrease in outside services of $6,000, a decrease in postage expenses of $2,000, and an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 25% to approximately $37,000 for the quarter ended September 30, 2001, from $50,000 for the quarter ended September 30, 2000, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 52% to approximately $413,000 for the quarter ended September 30, 2001, from $867,000 for the quarter ended September 30, 2000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of $63,000 for the quarter ended September 30, 2001, for a net gain of $182,000. The Partnership sold computer equipment with a net book value of $211,000 for the quarter ended September 30, 2000, for a net loss of $59,000.

Interest expense decreased 41% to $20,000 for the quarter ended September 30, 2001 from $35,000 for the quarter ended September 30, 2000, primarily due to the payoff of outstanding debts.

Nine Months Ended September 30, 2001 compared to Nine Months Ended
 September 30, 2000

For the nine months ended September 30, 2001, the Partnership recognized income of $2,587,000 and expenses of $2,113,000, resulting in net income of $474,000. For the nine months ended September 30, 2000, the Partnership recognized income of $3,213,000 and expenses of $3,383,000, resulting in a net (loss) of $171,000.

Lease income decreased by 28% to $2,324,000 for the nine months ended September 30, 2001, from $3,208,000 for the nine months ended September 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 70% to approximately $228,000 for the nine months ended September 30, 2001, from $134,000 for the nine months ended September 30, 2000, which is primarily attributable to an increase in remarketing fees of approximately $17,000, an increase in accounting fees of $41,000 relating to the refilings of the 10-Q's for the 2nd and 3rd quarters of 2000 as well as reviewing the 2nd quarter's 10-Q, an increase in refurbished equipment of $24,000, an increase in outside services of $8,000, and an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of $4,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 34% to approximately $116,000 for the nine months ended September 30, 2001, from $176,000 for the nine months ended September 30, 2000, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 41% to approximately $1,693,000 for the nine months ended September 30, 2001, from $2,855,000 for the nine months ended September 30, 2000 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of $109,000 for the nine months ended September 30, 2001, for a net gain of $255,000. The Partnership sold computer equipment with a net book value of $344,000 for the nine months ended September 30, 2000, for a net loss of $85,000.

Interest expense decreased 43% to $76,000 for the nine months ended September 30, 2001 from $133,000 for the nine months ended September 30, 2000, primarily due to the payoff of outstanding debts.

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