Form 10-K
period 2001-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2002-03-29
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                               470 John Young Way
                                 Exton PA 19341
                                 (610) 494-9600


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



         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89476) and Annual Report on form 10-K for the fiscal year ended December 31, 2001 are incorporated by reference as Exhibits in Part IV of this Report.

PART I

ITEM 1:           BUSINESS

GENERAL

Commonwealth Income and Growth Fund II (the "Partnership") was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on May 12, 1995 (the "Offerings"). On September 22, 1995, the escrow agent released $2,521,380 in subscriptions from investors and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.

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

As of December 31, 2001, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2001, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2001, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 22 different companies located throughout the United States. Approximately 20% of the Equipment acquired by the Partnership consists of Printers. Approximately another 39% of the Equipment acquired by the Partnership consists of Server / Workstations. Approximately 11% of the Equipment acquired by the Partnership consists of tape storage. Approximately 18% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately 7% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 5% of the Equipment acquired by the Partnership consists of routers. During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.


DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2001, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2001, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2001, the Partnership has not entered into any such agreements.


BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2001, the aggregate non-recourse debt outstanding of $2,380,000 was 20% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2001, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2001, no such agreements existed.

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


REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2001, the Partnership has not refinanced any of its debt.

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

Investments

As of March 29, 2002, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                             EQUIPMENT                     LIST           PURCHASE     MONTHLY     LEASE
LESSEE                          MFG          DESCRIPTION                   PRICE            PRICE       RENT        TERM
Chrysler                        STK          (2) 9490-M34                   686,158        490,110     12,001        48
ADP                             IBM          (1) 3490-A20                   422,900        178,673      4,290        36
Household Intl.                 STK          (3) 9490-M34                   671,898        405,628      9,100        36
Timken                          DEC          (1) Alpha server               259,507        204,781      5,308        36
Timken                          DEC          (1) Alpha server                46,657         40,928      1,062        36
Johnson Control                 HP           (13) HP9000-C110               441,415        304,718      7,961        36
Honda R&D                       SGI          Onyx Infinite Reality          323,108        263,498      7,076        36
AT&T                            IBM          (1) 3900 DW1/DW2               746,485        477,466     10,205        36
Federated                       IBM          (38) 3130-020                  909,910        600,000     15,162        34
Lucent                          SUN          (1)E6000 server                642,452        461,207     12,042        36
Lucent upgrade                  SUN          Upgrade to server               97,000         69,559      2,046        34
AT&T                            STK          (9) 9490-M34                 2,015,694      1,268,909     31,144        36
Avon                            IBM          (75%( (8) 3900-OW1           2,002,710      1,542,485     37,058        36
Chrysler                        IBM          (2) ES3000                   1,146,500        778,454     22,844        24
Allied Signal                   HP           (20) C180 workstations         838,339        362,615     11,775        24
Transamerica                    SUN          (2) ES3000 servers             212,730        154,965      3,976        36
Computer Science Corp.          SGI          (50%) (141) workstations     2,055,893        822,455     20,174        36
Charles Schwab                  IBM          (2) 9032-003                   845,043        523,399     21,031        36
Charles Schwab                  IBM          (20%) (6) 9032-003           2,479,443        307,983      6,989        36
Equitable Life                  SUN          (2) E3000                      336,220        205,893      6,491        36
Chase                           SUN          (3) E45D                       358,562        244,584      8,386        24
Aetna                           STK          (2) 9490-M34                   535,932        194,272      4,395        36
Equitable Life                  SUN          6000 Server                    617,310        466,496     12,186        36
Chrysler                        STK          Redwood Tape Drives            466,140        275,094      6,313        36
Chrysler                        STK          Redwood Tape Drives            310,760        183,396      4,209        36
Depository Trust                ESCON        (4) 9032 Directors           1,644,436      1,312,867     33,376        31
Depository Trust                ESCON        (4) 9032 Directors           1,644,436      1,255,784     33,376        27
Pitney Bowes                    IBM          (1) 3590                     1,846,080      1,026,634     20,045        38
Lucent                          SUN          (1) 4500 Server                184,897        120,701      3,091        36
Kaiser                          IBM          (7) RS 6000                    770,611        560,621     14,928        36
Kaiser                          IBM          (2) RS 170                     209,445        138,149      3,666        36
Kaiser                          CISCO        Routers                         78,172         62,538      1,637        36
Thomson                         EPSON        (16) Powerlite Projectors      146,960         93,002      2,578        36
Thomson                         NORTEL       Network LLXR759                165,000        109,328      4,245        36
Great Lakes Chemical            CISCO        (100) Routers                  635,385        456,368     12,073        36
AT&T                            NM           Net Ports DS3                   16,288         15,229        435        36
Datapage Tech                   CISCO        Routers                         22,604         20,424        725        34
Digital Display Tech            ROLLO        Paper Roll System               18,422         16,785        567        36
Global Routing Tech             DELL         Workstations/Servers            46,698         42,452      1,434        36
Keller Group                    DELL         Workstations/Servers            59,680         53,481      2,016        32
Keller Group                    HP           Servers/Printers                34,210         30,487      1,203     30-31
Kennedy Assoc/Architects        DELL         Workstations/Servers            52,632         47,598      1,664     31-36
Missouri Farm Bureau Serv       DELL         Workstations/Servers           265,000        241,616      8,008     36-37
Missouri Farm Bureau Serv       HP           Workstations/Serv/Printers      12,084         11,817        354        37
Missouri Farm Bureau Serv       IBM          Servers                         11,034          9,971        364        33
Patients First Health Care      Micro Sys    Workstations                     2,863          2,605         88        36
Petnik & Smith Commun.          COMPAQ       Server                          19,215         17,523        642        33
Provident Counseling            DELL         Workstations                     4,725          4,260        156        33
The Gannon Company              IBM          Workstations/Server             14,502         11,608        463     24-31
Tonnercharge of St Louis        HP           Server/Printers                  9,927          7,790        332     20-27
Union Financial Group           DELL         Workstation                      7,332          5,427        234        22
Vatterott Educational Centers   DELL         Workstations                    43,191         39,084      1,381     34-35
Thomson                         NORTEL       (46) LAN Routers                74,480         49,106      1,369        36
GE Medical                      CISCO        Routers                        117,110         69,523      1,856        35
GE Medical                      CISCO        Routers                        100,000         65,491      1,762        36
Thomson                         Thermojet    SOP System                      27,430         18,189        710        24
GE Medical                      IBM          (15) 4320-001 InfoPrint         64,050         41,996      1,159        36
Thomson                         XEROX        8830 Printer/Plotter            41,280         27,391      1,064        24
Kaiser                          IBM          7017-S85                       147,308        150,254     11,655        36
Boeing                          SUN          280R Sparclil Model            555,663        566,776     14,892        36
Eq Pkg                          Various      Routers/Servers                454,096        454,096     15,940     16-36
GE Medical                      CISCO        24 Port Access Server           15,175         15,479        411        36
GE Medical                      CISCO        1 Port upgrade                   1,943           1,82         67        30
Cap Tech                        Various      Routers/Servers                458,504        347,833     10,685     25-37
AOL                             SUN          Servers                        836,026        836,026     22,799        35

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


EMPLOYEES

The Partnership has no employees and receives administrative and other services from a related party, Commonwealth Capital Corp ("Com Cap Corp"), which has 18 employees as of December 31, 2001.


ITEM 2:  PROPERTIES

NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

         On or about December 21, 2001, a complaint captioned Commonwealth Capital Corp V. Avon Products, Inc. was filed by Commonwealth Capital Corp against Avon Products Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-C2-6915. The complaint alleges that the named defendant has failed to make monthly payments on the existing lease terms.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2001, there were 514 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.


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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2001, 2000, and 1999.

      Quarter Ended                 2001               2000             1999
      -------------------------------------------------------------------------

      March 31                   $228,600           $228,600          $230,908

      June 30                     228,600            228,599           230,908

      September 30                228,229            228,625           230,908

      December 31                       -            228,600           190,048
                              -------------------------------------------------

                                 $685,429           $914,424          $882,773
                                 ========           ========          ========


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


ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership for each of the five years ended December 31, 2001 This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------
                         2001               2000              1999              1998              1997
----------------- ------------------- ----------------- ----------------- ----------------- -----------------
  Lease Income            $3,014,643        $4,105,811        $4,598,009        $4,212,862         2,444,661
----------------- ------------------- ----------------- ----------------- ----------------- -----------------
   Net Income                422,762          (369,209)         (379,337)         (433,744)          (61,837)
     (loss)
----------------- ------------------- ----------------- ----------------- ----------------- -----------------
      Cash                   692,269           923,546           891,690           932,964           908,714
 Distributions
----------------- ------------------- ----------------- ----------------- ----------------- -----------------
   Net Income
   (loss) per
Limited Partner                 0.90             (0.82)            (0.84)            (0.96)            (0.08)
      Unit
----------------- ------------------- ----------------- ----------------- ----------------- -----------------
      Cash
  Distribution
  per Limited                   1.50              1.98              1.90              2.02              1.97
  Partner Unit
-------------------------------------------------------------------------------------------------------------


                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------
                          2001              2000              1999              1998              1997
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
   Total Assets           $4,859,360        $4,387,648        $7,456,422       $10,232,970        $9,356,409
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Notes Payable            2,380,383         1,665,816         3,326,191         4,769,529         1,954,120
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Partners' Capital          2,306,900         2,586,984         3,879,739         5,150,766         6,517,474
-------------------------------------------------------------------------------------------------------------



Net income (loss) per unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

REVENUE RECOGNITION

Through December 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

The Partnership's primary sources of capital for the years ended December 31, 2001, 2000, and 1999 were from cash from operations of $1,149,000, $857,000, and $1,081,000, and proceeds from the sale of computer equipment of $409,000, $431,000, and $50,000, respectively. The primary uses of cash for the years ended December 31, 2001, 2000, and 1999, were for capital expenditures for new equipment totaling $677,000, $98,000, and $255,000, the payment of acquisition fees of $ 106,000, $33,000, and $57,000, an advance to CCC in the amount of $315,000 in 2001, and the payment of preferred distributions to partners totaling $692,000, $924,000, and $892,000, respectively.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2001, and 2000 the Partnership had approximately $14,000, and $263,000, respectively, invested in these money market accounts.

For the period ended December 31, 2001, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $315,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC intends to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership. During the first quarter of 2002, CCC has paid approximately $30,000 of this receivable.
                                                                              15

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases increased by 14% in December 31, 2001, from December 31, 2000, due to the purchase of new computer equipment leases. As of December 31, 2001, the Partnership had future minimum rentals on noncancellable operating leases of $1,289,000 for the year ended 2002 and $994,000 thereafter. During 2001 and 2000, the Partnership incurred debt in connection with the purchase of computer equipment totaling $1,967,000 and $721,000, respectively. At December 31, 2001, the outstanding debt was $2,380,000, with interest rates ranging from 6.50% to 9.75% and will be payable through December 2004. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership's share of the computer equipment in which they participate at December 31, 2001 and 2000 was approximately $3,012,000 and $1,155,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 and 2000 was approximately $5,650,000 and $2,896,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 and 2000 was approximately $1,581,000 and $405,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 and 2000 related to the equipment shared by the Partnership was approximately $2,406,000 and $1,021,000, respectively.


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


RESULTS OF OPERATIONS

For the years ended December 31, 2001, 2000, and 1999, the Partnership recognized income of $3,319,000, $4,117,000, and $4,625,000 and expenses of $2,896,000, $4,486,000, and $5,004,000, resulting in net income for the year ended December 31, 2001 of $423,000 and a net loss of $369,000 and $379,000, for the years ended December 31, 2000 and 1999, respectively.

Lease income decreased by 26% in 2001 from 2000 primarily due to operating leases that matured in 2001. In 2001 the partnership expended approximately $677,000 in cash and assumed debt of $1,967,000 to acquire 33 new leases, which generated $190,000 in additional revenue in 2001.

Interest income decreased to $9,000 for the year ended December 31, 2001 from $11,000 for the year ended December 31, 2000, and $27,000 for the year ended December 31, 1999 as a result of rental income being used to purchase additional computer equipment.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. These expenses increased by 49 % to $360,000 from $241,000 during the year ended December 31, 2000 and $233,000 during the year ended December 31, 1999. This increase is primarily attributable to reimbursable expenses in connection with the administration and operation of the Partnership charged by Com Cap Corp. increasing by approximately $57,000, remarketing fees paid to brokers increasing by approximately $27,000, professional fees increasing by approximately $29,000, and an increase of outside office services (printing, consulting fees, etc.) by approximately $6,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to $151,000 during the year ended December 31, 2001 from $222,000 during the year ended December 31, 2000 and $230,000, during the year ended December 31, 1999, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 only), equipment acquisition fees and debt placement fees. The 38% decrease to $2,270,000 during the year ended December 31, 2001 from $3,680,000 and $4,235,000 during the year ended December 31, 2000 and 1999, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership sold computer equipment during the year ended December 31, 2001, 2000, and 1999 with a net book value of $113,000, $569,000, and $57,000, respectively, for a net gain of $295,000 in 2001, and a net loss of $138,000 in 2000 and $8,000 in 1999.

The Partnership has reserved $9,000 and $45,000 as allowances against accounts receivable for the periods ending December 31, 2001, and 2000, respectively. No reserve was established in 1999.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2001 and 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $100,000 and $181,000 in the fourth quarter of 2001 and 1999, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2000, the Partnership determined that no impairment had occurred.

For the period ended December 31, 2001, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $315,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds.


NET INCOME (LOSS)

         Net income increased to $423,000 in 2001, from a net (loss) of $369,000 and $379,000, in 2000 and 1999, respectively.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

CASH FLOWS

         For the year ended December 31, 2001, the Partnership generated cash flow from operating activities of $1,149,000, which includes net income of $423,000 and gain on the sale of computer equipment of $295,000, reduced by depreciation and amortization expenses of $2,270,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $1,252,000.


RECENT ACCOUNTING PRONOUNCEMENTS

                              Business Combinations

         In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisiton Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material, financial condition, or equity upon adoption of Statement No. 141.

                      Goodwill and Other Intangible Assets

                  In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how tangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                  The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 142 at January 1, 2002.

                   Impairment or Disposal of Long-Lived Assets

                  In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

                  This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

                  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings, financial condition, or equity.


ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.


ITEM 8: FINANCIAL STATEMENTS

         See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.


         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE
----                       -----

George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
                           Com Cap Corp.

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General
                           Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

Salvatore R. Barila        Vice President and Controller of the General Partner and Com Cap Corp

John A. Conboy III         Assistant  Vice  President  and  Accounting  Manager of the General  Partner and Com Cap
                           Corp.

Lynn Franceshina           Accounting Manager of the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of Com Cap Corp.


         George S. Springsteen, age 67, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 42, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 50, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 31, is Vice President and Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         John A. Conboy III, age 55, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 29, is Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 59, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

                                                                                  AMOUNT          AMOUNT              AMOUNT
ENTITY RECEIVING                                                                  INCURRED        INCURRED            INCURRED
COMPENSATION            TYPE OF COMPENSATION                                      DURING 2001     DURING 2000         DURING 1999

                        OFFERING AND ORGANIZATION STAGE
The General Partner     Organizational Fee.  An Organization                       $0               $0                  $0
                        Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions
                        and two percent of the Limited Partners' Capital
                        Contribution in excess of $10,000,000, as compensation
                        for the organization of the Partnership. It is
                        anticipated that all Organizational and Offering
                        Expenses which include legal, accounting and printing
                        expenses; various registration and filing fees;
                        miscellaneous expenses related to the organization and
                        formation of the Partnership; other costs of
                        registration; and costs incurred in connection with the
                        preparation, printing and distribution of this Report
                        and other sales literature. The General Partner pays all
                        Organizational and Offering Expenses, other than
                        Underwriter's Commissions and a non-accountable expense
                        allowance payable to the Dealer Manager that is equal to
                        the lesser of (i) one percent of the Offering proceeds
                        or (ii) $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General                     $148,000         $91,000             $84,000
and its Affiliates      and its Affiliates Partner are entitled
                        to reimbursement by the Partnership for the cost of
                        goods, supplies or services obtained and used by the
                        General Partner in connection with the administration
                        and operation of the Partnership from third parties
                        unaffiliated with the General Partner. In addition, the
                        General Partner and its affiliates are entitled to
                        reimbursement of certain expenses incurred by the
                        General Partner and its affiliates in connection with
                        the administration and operation of the Partnership. The
                        amounts set forth on this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment                    $106,000         $33,000             $57,000
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

                                                                                  AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                  INCURRED        INCURRED         INCURRED
COMPENSATION            TYPE OF COMPENSATION                                      DURING 2001     DURING 2000      DURING 1999
The General Partner     Debt Placement Fee. As compensation for                   $20,000          $7,000           $12,000
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided,
                        however, that such fee is reduced to
                        the extent the Partnership incurs such
                        fees to third Parties, un affiliated
                        with the General Partner or the lender,
                        with respect to such indebtedness and
                        no such fee is paid with respect to
                        borrowings from the General Partner or
                        its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee                   $151,000        $222,000         $230,000
                        equal to the lesser of (I) the fees
                        which would be charged by an
                        independent third party for similar
                        services for similar equipment or (ii)
                        the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Full
                        Payout Net Leases which contain net
                        lease provisions plus (2) the purchase
                        price paid on Conditional Sales
                        Contracts as received by the
                        Partnership and (b) five percent of the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Operating
                        Leases.

The General Partner     Re-Lease Fee. As Compensation for                         $0              $0               $0
                        providing re-leasing services for any
                        Equipment for which the General Partner
                        has, following the expiration of, or
                        default under, the most recent lease of
                        Conditional Sales Contract, arranged a
                        subsequent lease of Conditional Sales
                        Contract for the use of such Equipment
                        to a lessee or other party, other than
                        the current or most recent lessee of
                        other operator of such equipment or its
                        Affiliates ("Re-lease"), the General
                        Partner will receive, on a monthly
                        basis, a Re3-lease Fee equal to the
                        lesser of (a) the  fees which would be
                        charged by an independent third party
                        of comparable services for comparable
                        equipment or (b) two percent of Gross
                        Lease Revenues  derived from such
                        Re-lease.

The General Partner     Equipment Liquidation Fee. With respect                   $0              $0               $0
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

                                                                                  AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                  INCURRED        INCURRED         INCURRED
COMPENSATION            TYPE OF COMPENSATION                                      DURING 2001     DURING 2000      DURING 1999

The General Partner     Partnership Interest. The General                         $6,840          $9,122           $8,917
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

     "Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statues. Any reference this Agreement to a particular provision of the Code shall mean, where appropriate, the corresponding provision of any successor statute.

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

     "Initial Closing " means January 27, 1998.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K


(a) (1)  Financial Statements.

         Commonwealth Income & Growth Fund II

         Reports of Independent Certified Public Accountants

         Balance Sheets as of December 31, 2001 and 2000

         Statements of Operations for each of the three years ended December 31, 2001, 2000, and 1999.

         Statements of Partners' Capital for each of the three years ended December 31, 2001, 2000, and 1999.

         Statements of Cash Flows for each of the three years ended December 31, 2001, 2000, and 1999.

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors

         Balance Sheet as of February 29, 2001

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditors

         Consolidated Balance Sheet as of February 29, 2001

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

         27 Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)


         ** Incorporated by reference for the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 29, 2002 by the undersigned thereunto duly authorized.

                                     COMMONWEALTH INCOME & GROWTH FUND II
                                     By:    COMMONWEALTH INCOME &
                                            GROWTH FUND, INC., General Partner

                                     By:    /s/ George S. Springsteen
                                            ------------------------------------
                                            George S. Springsteen, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002

SIGNATURE                                     CAPACITY
---------                                     --------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen


/s/ Salvatore R. Barila             Controller of Commonwealth
-----------------------             Income & Growth Fund, Inc.
Salvatore R. Barila

                                                             Commonwealth Income
                                                                & Growth Fund II








                                                            Financial Statements
                                    Years Ended December 31, 2001, 2000 and 1999

                                            Commonwealth Income & Growth Fund II


                                                                        Contents

--------------------------------------------------------------------------------

          Reports of Independent Certified Public Accountants           3-4

          Financial statements
              Balance sheets                                              5
              Statements of operations                                    6
              Statements of partners' capital                             7
              Statements of cash flows                                  8-9

          Notes to financial statements                               10-22

Report of Independent Certified Public Accountants



The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.



                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 8, 2002

Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund II

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund II for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund II for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 24, 2000


--------------------------------------------------------------------------------------------------------------------
December 31,                                                                            2001               2000
--------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                          $    14,425        $   277,719
Lease income receivable, net of reserve of $54,200 in 2001, and $45,000
     in 2000                                                                           488,472            457,245
Accounts receivable, Commonwealth Capital Corp.                                        315,404                 --
Accounts receivable, affiliated limited partnerships                                     2,761                 --
Prepaid fees                                                                             3,200              3,200
--------------------------------------------------------------------------------------------------------------------

                                                                                       824,262            738,164
--------------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                         11,656,085         12,308,364
Accumulated depreciation                                                            (7,769,975)        (8,769,499)
--------------------------------------------------------------------------------------------------------------------

                                                                                     3,886,110          3,538,865
--------------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $85,025 and $475,304, respectively                    148,988            110,619
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $ 4,859,360        $ 4,387,648
====================================================================================================================

                                            Commonwealth Income & Growth Fund II


                                                                  Balance Sheets

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
December 31,                                                                             2001                2000
--------------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                              $   40,472          $   91,570
     Accounts payable, General Partner                                                 55,675               5,501
     Accounts payable, Commonwealth Capital Corp.                                          --                  62
     Accounts payable, affiliated limited partnerships                                     --               4,329
     Unearned lease income                                                             75,930              33,386
     Notes payable                                                                  2,380,383           1,665,816
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   2,552,460           1,800,664
--------------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited partners                                                               2,305,900           2,585,984
--------------------------------------------------------------------------------------------------------------------

Total partners' capital                                                             2,306,900           2,586,984
--------------------------------------------------------------------------------------------------------------------


Total liabilities and partners' capital                                            $4,859,360          $4,387,648
====================================================================================================================

                                 See accompanying notes to financial statements

                                            Commonwealth Income & Growth Fund II


                                                        Statements of Operations

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                               2001              2000              1999
------------------------------------------------------------------------------------------------------------------
Income
     Lease                                                         $3,014,643        $4,105,811       $4,598,009
     Interest and other                                                 9,248            11,359           26,894
     Gain on sale of equipment                                        295,135                --               --
------------------------------------------------------------------------------------------------------------------

Total income                                                        3,319,026         4,117,170        4,624,903
------------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                360,293           241,150          232,565
     Equipment management fee, General Partner                        151,046           221,768          229,900
     Depreciation                                                   2,183,171         3,516,828        3,976,511
     Amortization of organization costs, equipment
         acquisition costs, and deferred expenses                      87,058           162,722          258,696
     Interest                                                         105,496           160,897          298,121
     Uncollectible accounts receivable                                  9,200            45,000               --
     Loss on sale of computer equipment                                    --           138,014            8,447
------------------------------------------------------------------------------------------------------------------

Total expenses                                                      2,896,264         4,486,379        5,004,240
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                  $  422,762        $ (369,209)      $ (379,337)
==================================================================================================================

Net income (loss) per equivalent limited partnership unit          $     0.90        $     (.82)      $     (.84)

Weighted average number of equivalent
     limited partnership units outstanding during the year            461,400           461,817          461,817
==================================================================================================================

                                 See accompanying notes to financial statements

                                            Commonwealth Income & Growth Fund II


                                                 Statements of Partners' Capital

--------------------------------------------------------------------------------

                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners           Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                    50       461,817       $ 1,000       $5,149,766        $5,150,766

Net income (loss)                             --            --         8,917         (388,254)         (379,337)
Distributions                                 --            --        (8,917)        (882,773)         (891,690)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    50       461,817         1,000        3,878,739         3,879,739

Net income (loss)                             --            --         9,122         (378,331)         (369,209)
Distributions                                 --            --        (9,122)        (914,424)         (923,546)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    50       461,817         1,000        2,585,984         2,586,984

Net income                                    --            --         6,840          415,922           422,762
Redemption                                    --        (1,250)           --          (10,577)          (10,577)
Distributions                                 --            --        (6,840)        (685,429)         (692,269)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    50       460,567       $ 1,000       $2,305,900        $2,306,900
=====================================================================================================================

                                 See accompanying notes to financial statements.

                                            Commonwealth Income & Growth Fund II


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001            2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                              $   422,762     $  (369,209)     $  (379,337)

     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
              Depreciation and amortization                           2,270,229       3,679,550        4,235,207
              (Gain) loss on sale of computer
                  equipment                                            (295,135)        138,014            8,447
              Other noncash activities included in
                  determination of net income (loss)                 (1,252,115)     (2,381,576)      (2,626,791)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                           (31,227)       (156,738)         (53,577)
                      Interest and other receivables                         --          30,689          (19,962)
                      Prepaid fees                                           --          (3,200)              --
                  Increase (decrease) in liabilities
                      Accounts payable                                  (51,098)          4,012           (5,505)
                      Accounts payable,
                           Commonwealth Capital Corp.                       (62)             62               --
                           Accounts payable, General Partner             50,174          40,419          (20,408)
                      Accounts receivable / payable,
                            affiliated limited partnerships              (7,090)          4,329               --
                      Other accrued expenses                                 --              --          (42,000)
                      Unearned lease income                              42,544        (129,548)         (14,678)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             1,148,982         856,804        1,081,396
===================================================================================================================

                                            Commonwealth Income & Growth Fund II


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001            2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                                          $  (677,233)      $ (98,453)        $ (254,78)

     Net proceeds from sale of computer
         equipment                                                     408,634         431,394            50,106
     Equipment acquisition fees paid to the
         General Partner                                              (105,760)        (33,588)          (57,407)
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing
     activities                                                       (374,359)        299,353          (262,088)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Distributions to partners                                        (692,269)       (923,546)         (891,690)
     Accounts receivables - Commonwealth
              Capital Corp.                                           (315,404)             --                --
     Redemption of limited partners                                    (10,577)             --                --
     Debt placement fee paid to the General
              Partner                                                  (19,667)         (7,215)          (11,503)
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                             (1,037,917)       (930,761)         (903,193)
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash
     equivalents                                                      (263,294)        225,396           (83,885)

Cash and cash equivalents at beginning of year                         277,719          52,323           136,208
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $    14,425       $ 277,719         $  52,323
====================================================================================================================

                                 See accompanying notes to financial statements

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1. Business             Commonwealth Income & Growth Fund II (the "Partnership")
                        is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital
                        Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is
                        Commonwealth Income & Growth Fund, Inc. (the "General
                        Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital
                        Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

                        Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2001, annual cash distributions to limited partners were made at a rate of 7.4% of their original contributed capital. During 2000, annual cash distributions to limited partners were made at a rate of 9.9% of their original contributed capital. During 1999, annual cash distributions to limited partners were made at a rate of 9.5% of their original contributed capital. Distributions during 2001 reflect an annual return of capital in the amount of approximately $1.49 per weighted average number of limited partnership units outstanding during the year. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.98 per limited partnership unit for units, which were outstanding for the entire year. Distributions during 1999 reflect an annual return of capital in the amount of approximately $1.90 per limited partnership unit for units, which were outstanding for the entire year.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

2.  Summary of          Revenue Recognition
    Significant
    Accounting          Through December 31, 2001, the Partnership has only
    Policies            entered into operating leases. Lease revenue is
                        recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                        During 2001, 2000 and 1999, the Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2001 and 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $100,000 and $181,000 in the fourth quarter

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        of 2001 and 1999, respectively, to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2000, the Partnership determined that no impairment had occurred.

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

                        Cash and Cash Equivalents

                        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.

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

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Offering Costs

                        Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                        Net Income (Loss) Per Equivalent Limited Partnership
                        Unit

                        The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

3. Computer             The Partnership is the lessor of equipment under
   Equipment            operating leases with periods ranging from 24 to 37
                        months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                        The Partnership's share of the computer equipment in which they participate at December 31, 2001 and 2000 was approximately $3,012,000 and $1,155,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 and 2000 was approximately $5,650,000 and $2,896,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 and 2000 was approximately $1,581,000 and $405,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 and 2000 related to the equipment shared by the Partnership was approximately $2,406,000 and $1,021,000, respectively.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2001:

                        Year ending December 31,                        Amount
                        --------------------------------------------------------

                            2002                                    $1,563,000
                            2003                                       997,000
                            2004                                       521,000
                        --------------------------------------------------------

                                                                    $3,081,000
                        --------------------------------------------------------

                        Lease income from three lessees, exceeding 10% of lease revenue, represented 40% of lease income for the year ended December 31, 2001. Lease income from one lessee approximated 11% of lease income for the year ended December 31, 2000. Lease income from three lessees, each exceeding 10% of total lease income, aggregated 40% of lease income for the year ended December 31, 1999.

                        As of December 31, 2001, three lessees comprised approximately 95% of the Partnership's accounts receivable.

4. Related Party        Organizational Fee
   Transactions
                        The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital
                        Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were paid during 2001, 2000 and 1999.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Reimbursement of Expenses

                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2001, 2000 and 1999, the Partnership recorded $148,000, $91,000 and $84,000, respectively, for reimbursement of expenses to the General Partner.

                        Equipment Acquisition Fee

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2001, 2000 and 1999, equipment acquisition fees of approximately $106,000, $33,000 and $57,000, respectively, were paid to the General Partner.

                        Debt Placement Fee

                        As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2001, 2000 and 1999, debt placement fees of approximately $20,000, $7,000 and $12,000, respectively, were paid to the General Partner.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Equipment Management Fee

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2001, 2000 and 1999, equipment management fees of approximately $151,000, $222,000 and $230,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                        Release Fee

                        As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2001, 2000 and 1999.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Equipment Liquidation Fee

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2001, 2000 and 1999.

                        Accounts Receivable - Related Parties

                        For the period ended December 31, 2001, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $315,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership.

5. Notes Payable        Notes payable consisted of the following:

                        December 31,                       2001           2000
                        --------------------------------------------------------

                        Installment notes payable
                        to banks; interest
                        ranging from 6.35% to
                        8.5%, due in monthly
                        installments ranging from
                        $4,209 to $33,736,
                        including interest, with
                        final payments due from
                        February through December
                        2001.                          $       --    $   538,059

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Installment notes payable
                        to banks; interest
                        ranging from 6.6% to
                        9.25%, due in monthly
                        installments ranging from
                        $108 to $14,928,
                        including interest, with
                        final payments due from
                        January through November
                        2002.                              81,833        465,991

                        Installment notes payable
                        to banks; interest
                        ranging from 7.75% to
                        9.75%, due in monthly
                        installments ranging from
                        $72 to $5,975, including
                        interest, with final
                        payments due from
                        February through December
                        2003.                             490,762        661,766

                        Installment notes payable
                        to banks; interest
                        ranging from 6.50% to
                        8.75%, due in monthly
                        installments ranging from
                        $96 to $22,672, including
                        interest, with final
                        payments due from
                        February through December
                        2004.                           1,807,788             --
                        --------------------------------------------------------

                                                       $2,380,383    $ 1,665,816
                        ========================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 2001 are as follows:

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Year ending December 31,                         Amount
                        --------------------------------------------------------

                            2002                                     $1,017,027
                            2003                                        884,442
                            2004                                        478,914
                        --------------------------------------------------------

                                                                     $2,380,383
                        ========================================================


6. Supplemental         Other noncash activities included in the determination
   Cash Flow            of net loss are as follows:
   Information

Year ended December 31,                                               2001               2000                1999
--------------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                     $1,250,353         $2,381,576          $2,593,673

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired                 1,762                 --              33,118
--------------------------------------------------------------------------------------------------------------------

Total adjustment to net loss from other
     noncash activities                                         $1,252,115          2,381,576          $2,626,791
====================================================================================================================

                        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Noncash investing and financing activities include the following:

Year ended December 31,                                               2001               2000                1999
--------------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                      $1,966,682         $  721,296          $1,150,335

7. Litigation           The Partnership, through Commonwealth Capital Corp, has
                        initiated a lawsuit against a customer for failure to make monthly lease payments on the existing terms.
                        Management believes that the Partnership will prevail in this matter; the outcome of this uncertainty will not have a material adverse impact to the financial statements of the Partnership.


8. Reconciliation of
   Net Income (Loss)
   Reported for
   Financial Reporting
   Purposes to Taxable
   (Loss) Income on
   the Federal
   Partnership Return

Year ended December 31,                                                  2001              2000              1999
-------------------------------------------------------------------------------------------------------------------
Net income (loss) for financial
     reporting purposes                                             $ 422,762         $(369,209)        $(379,337)
       Adjustments
         Depreciation                                                    (626)          748,607           860,760
         Amortization                                                  69,077           150,046           181,893
         Unearned lease income                                          4,176            (3,276)          (25,485)
         Loss on sale of computer equipment                          (921,318)         (707,768)          (49,424)
         Other                                                       (112,207)          (15,357)         (144,487)
-------------------------------------------------------------------------------------------------------------------

Taxable (loss) income on the Federal Partnership
     Return                                                         $(536,884)        $(196,957)        $ 443,920
===================================================================================================================

                        The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                        Adjustment for (loss) on sale of equipment is due to larger depreciation lives for tax reporting purposes.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9. Quarterly Results    Summarized quarterly financial data for the years ended
   of Operation         December 31, 2001 and 2000 is as follows:
   (Unaudited)

                                                                        Quarter ended
                                             ----------------------------------------------------------------------
                                                 March 31          June 30        September 30       December 31
-------------------------------------------------------------------------------------------------------------------
2001

Revenues
     Lease and other                           $  832,208         $748,966            $750,903          $691,814
     Gain on sale of computer
         equipment                                     --           95,628             182,389            40,363
-------------------------------------------------------------------------------------------------------------------

Total revenues                                    832,208          844,594             933,292           732,177
-------------------------------------------------------------------------------------------------------------------

Costs and expenses
     Costs and expenses                           938,892          627,545             546,334           783,493
     Loss on sale of computer
         equipment                                 23,245               --                  --                --
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                          962,137          627,545             546,334           783,493
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                               $(129,929)        $217,049            $386,958          $(51,316)
===================================================================================================================

Income (loss) per limited
     partner unit                              $   (0.29)         $   0.47            $   0.84          $  (0.08)
===================================================================================================================

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                        Quarter ended
                                             ----------------------------------------------------------------------
                                                 March 31          June 30        September 30       December 31
-------------------------------------------------------------------------------------------------------------------
2000

Revenues
     Lease and other                           $1,126,872       $1,084,003          $1,001,721        $  904,574
-------------------------------------------------------------------------------------------------------------------

Costs and expenses
     Costs and expenses                         1,167,462        1,126,882           1,004,417         1,049,604
     Loss on sale of computer
         equipment                                  7,504           18,507              58,535            53,468
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                        1,174,966        1,145,389           1,062,952         1,103,072
-------------------------------------------------------------------------------------------------------------------

Net (loss)                                     $  (48,094)      $  (61,386)         $  (61,231)       $ (198,498)
===================================================================================================================

(Loss) per limited
     partner unit                              $    (0.11)      $    (0.14)         $    (0.14)       $    (0.43)
===================================================================================================================

                        The cumulative gain or loss on sale of equipment is included in revenues or costs as appropriate.


10. Fourth Quarter      The Partnership recorded additional depreciation expense
    Adjustments         of $100,000 in the fourth quarter of 2001 due to the
                        impairment of certain long-lived assets.

[GRAPHIC OMITTED]















COMMONWEALTH INCOME & GROWTH FUND, INC.

(An Indirect Wholly-Owned Subsidiary of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 28, 2001




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

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788



                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Income & Growth Fund, Inc.

     We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 2001. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 2001, in conformity with generally accepted accounting principles.



                                         /s/ FISHBEIN & COMPANY, P.C.
                                         -------------------------------
                                         FISHBEIN & COMPANY, P.C.


April 5, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001




                                     ASSETS

Cash                                                                $     9,732

Due from parent                                                          84,203

Investment in Partnerships                                                3,000
                                                                    -----------
                                                                    $    96,935
                                                                    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
    Due to income funds                                             $    95,835
                                                                    -----------
STOCKHOLDER'S EQUITY
    Common stock - No par value
    Authorized 1,000 shares
      Issued and outstanding 100 shares                                   1,000
    Additional paid-in capital                                        1,000,100
                                                                    -----------
                                                                      1,001,100
    Less note receivable                                             (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------

                                                                    $    96,935
                                                                    ===========

See notes to balance sheet

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                             NOTES TO BALANCE SHEET

                                FEBRUARY 28, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Nature of Business

          Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The Company, through its wholly-owned subsidiaries, primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

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

3.   RELATED PARTY TRANSACTIONS

     The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. The Company pays expenses to CCC equal to the fees collected from the Partnerships.

[GRAPHIC OMITTED]



                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



                                             TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                     1

   Balance sheets                                                     2

   Statements of operations and retained earnings                     3

   Statements of cash flows                                           4

   Notes to financial statements                                    5 - 11

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788


                          INDEPENDENT AUDITOR'S REPORT


Stockholder

Commonwealth Capital Corp.


     We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Fishbein & Company, P.C.
------------------------------------
Elkins Park, Pennsylvania
April 5, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   February 28,     February 29,
                                                       2001             2000
                                                    ----------       ----------
Cash and cash equivalents                           $  145,343       $   27,162


Receivables from Income Funds                          317,577          255,035

Other receivables                                       60,423           59,736

Minimum lease payments receivable - Net of
  unearned interest income of $1,404,050 - 2001
  and $1,725,985 - 2000                              4,130,000        4,715,000

Investment in income funds                              11,666           12,666

Office furniture and equipment - Net of
  accumulated depreciation of $115,407 - 2001
  and $112,918 - 2000                                    4,031            6,520

Deferred offering costs                                                   8,192

Other assets                                             6,127            6,890
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Accounts payable and accrued expenses            $  285,790       $   75,713
   Due to Income Funds                                                   61,255
   Nonrecourse obligations                           4,130,000        4,715,000
                                                    ----------       ----------
                                                     4,415,790        4,851,968
                                                    ==========       ==========
STOCKHOLDER'S EQUITY
   Common stock - Par value $1
     Authorized 1,000 shares
      Issued and outstanding 10 shares                      10               10
   Retained earnings                                   259,367          239,223
                                                    ----------       ----------
                                                       259,377          239,233
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========


 See notes to consolidated financial statements

                     COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                         Year Ended
                                              --------------------------------
                                              February 28,        February 29,
                                                  2001                2000
                                              ------------        ------------

INCOME
  Fee income from Income Funds                 $  928,913          $  972,246
  Commission income                                24,576              49,432
  Interest income on minimum lease
   payments receivable                            321,935             358,828
  Equity in income of Income Funds                 93,207              43,832
  Interest and miscellaneous                       92,252              21,822
                                               ----------          ----------
                                                1,460,883           1,446,160
                                               ----------          ----------

EXPENSES
  Personnel                                       587,067             669,538
  General and administrative                      429,640             534,984
  Selling                                          99,608             167,935
  Interest expense on nonrecourse
   obligations                                    321,935             358,828
  Depreciation                                      2,489               4,129
                                               ----------          ----------
                                                1,440,739           1,735,414
                                               ----------          ----------

NET INCOME (LOSS)                                  20,144            (289,254)


RETAINED EARNINGS - BEGINNING                     239,223             528,477
                                               ----------          ----------
RETAINED EARNINGS - ENDING                     $  259,367          $  239,223
                                               ==========          ==========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year Ended
                                                                      --------------------------------
                                                                      February 28,        February 29,
                                                                          2001                2000
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ 20,144            $289,254
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Equity in income of Income Funds                                     (93,207)            (43,832)
    Depreciation                                                           2,489               4,129
    Changes in operating assets and liabilities:
      Receivables from Income Funds                                      (62,542)             91,237
      Other receivables                                                     (687)              5,018
      Deferred offering costs                                             (8,192)            249,481
      Other assets                                                           763               2,152
      Accounts payable and accrued expenses                              210,077             (65,552)
                                                                        --------            --------

        Net cash provided by (used in) operating
         activities                                                       85,229             (46,621)
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distributions from Income Funds - Net cash
   provided by investing activities                                       32,952              45,239
                                                                        --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES - None


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       118,181              (1,382)


CASH AND CASH EQUIVALENTS - BEGINNING                                     27,162              28,544
                                                                        --------            --------


CASH AND CASH EQUIVALENTS - ENDING                                      $145,343            $ 27,162
                                                                        ========            ========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

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

     Certain limited partnerships/trusts have been liquidated during the years ended February 28, 2001 (four entities) and February 29, 2000 (one entity).

     The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. No fees were waived or forgiven for the years ended February 28, 2001 or February 29, 2000.

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

                                FEBRUARY 28, 2001


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

          The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2001 and February 29, 2000, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

     d.   Investment in Income Funds

          The Company accounts for its 1% interests in the Income Funds by the equity method. At February 29, 2000, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 at February 29, 2000, which was restored during the year ended February 28, 2001. Financial information of the Income Funds as of December 31, 2000 and 1999, is as follows:

                                                        December 31,
                                              ------------------------------
                                                  2000               1999
                                              -----------        -----------
               Total assets                   $11,742,000        $18,025,000
               Nonrecourse debt                 4,524,000          7,214,000
               Other liabilities                  846,000          2,216,000
               Partnership capital              6,371,000          8,595,000
               Net loss                          (921,757)        (1,692,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.   Investment in Income Funds (Continued)

          The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 2001 and February 29, 2000, and have been eliminated in consolidation.

          Fee income earned by the Company from the Income Funds consists of:
          (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

          Approximately 79% and 58% of fee income for the years ended February 28, 2001 and February 29, 2001, was from three Income Funds.

     e.   Office Furniture and Equipment

          Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

     f.   Deferred Offering Costs

          Deferred offering costs represented amounts incurred by the Company for the organization of an Income Fund. These costs were recovered from the Income Fund through fees as cash proceeds were raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 relating to an Income Fund, expired in July, 2000.

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

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h)  Income Taxes

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

3.   EASE COMMITMENTS

     GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 2001 and February 29, 2000, under these leases and certificates of participation are $4,130,000 and $4,715,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $321,935 and $358,828 for the years ended February 28, 2001 and February 29, 2000, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



3.   EASE COMMITMENTS (Continued)

     Future minimum lease payments to be received as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $  683,324
                      2003                                     684,490
                      2004                                     678,794
                      2005                                     676,097
                      2006                                     680,759
                   Thereafter                                2,130,586
                                                            ----------

                                                             5,534,050
                          amount representing interest       1,404,050
                                                            ----------
                                                            $4,130,000
                                                            ==========

     The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2006. Rent expense under all operating leases was approximately $149,000 and $155,000 for the years ended February 28, 2001 and February 29, 2000, respectively. Future minimum lease payments under noncancelable operating leases as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $   89,955
                      2003                                      78,866
                      2004                                      58,539
                      2005                                      61,620
                      2006                                      63,161
                                                            ----------
                                                            $  352,141
                                                            ==========

4.   PROFIT SHARING PLAN

     The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. Profit sharing plan contributions were $20,615 for the year ended February 28, 2001 and no contributions to the plan were made or accrued for the year ended February 29, 2000.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return.

     The Company has net operating loss carryforwards of approximately $537,000 and investment tax credit carryforwards of approximately $52,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                             Net Operating         Investment
            Year Ending February 28,             Losses            Tax Credits
            ------------------------         -------------         -----------
                      2002                     $                     $52,000
                      2019                      135,000
                      2020                      452,000
                                               --------
                                               $587,000              $52,000
                                               ========              =======

     The Company also has net operating loss carryforwards of approximately $4,325,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

            Year Ending February 28,
            ------------------------
                      2006                                  $  108,000
                      2007                                     638,000
                      2008                                     962,000
                      2009                                     899,000
                      2010                                   1,086,000
                      2011                                     632,000
                                                            ----------
                                                            $4,325,000
                                                            ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES (Continued)

     At February 28, 2001 and February 29, 2000, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Deferred tax assets:
           Other                                     $    3,000      $    4,500
           Investment tax credit carryforwards           52,000         109,000
           Net operating loss carryforwards             485,000         465,000

           Less valuation allowance                    (463,300)       (483,900)
                                                     ----------      ----------

             Deferred tax assets, net                    76,700          94,600
                                                     ----------      ----------
         Deferred tax liabilities:
           Investment in Income Funds                   (76,000)        (94,200)
           Office furniture and equipment                  (700)           (400)
                                                     ----------      ----------

         Deferred tax liabilities, net                  (76,700)        (94,600)
                                                     ----------      ----------

         Net deferred tax assets (liabilities)       $       --      $
                                                     ==========      ==========

     The valuation allowance was increased (decreased) by ($20,600) and $146,000, respectively, for the years ended February 28, 2001 and February 29, 2000.


6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Other noncash activities associated with lease transactions

                                                     Year Ended      Year Ended
                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Reduction of minimum lease receivable
          and repayment of nonrecourse obligation
          associated with direct payment made by
          lessee to bank                             $  585,000      $  545,000
                                                     ==========      ==========

     Other noncash activities associated with
      investment in income funds
        Increase (decrease) in due to
         income funds                                $  (61,255)     $   (2,127)
                                                     ==========      ==========