Form 10-Q
period 2002-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2002-05-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                   YES  [X]                            NO   [ ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets

                                                                   March 31         December 31,
                                                                     2002               2001
                                                              --------------------------------------
                                                                  (unaudited)
Assets
Cash and cash equivalents                                            $     56,375      $     14,425
Lease income receivable, net of allowance for doubtful
     accounts reserve of $77,000 as of March 31, 2002 and
     $54,200 as of December 31, 2001                                      484,124           488,472
Accounts Receivables - Commonwealth Capital Corp                          324,727           315,404
Accounts Receivables - affiliated limited partnerships                      3,138             2,761
Prepaid Fees                                                                6,200             3,200
                                                              --------------------------------------
                                                                          874,564           824,262
                                                              --------------------------------------

Computer equipment, at cost                                            10,501,346        11,656,085
Accumulated depreciation                                               (7,024,603)       (7,769,975)
                                                              --------------------------------------
                                                                        3,476,743         3,886,110
                                                              --------------------------------------

Equipment acquisition costs and deferred expenses, net                    137,914           148,988
                                                              --------------------------------------


Total assets                                                          $ 4,489,221       $ 4,859,360
                                                              ======================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                       $   70,623       $    40,472
Accounts payable - General Partner                                         14,569            55,675
Unearned lease income                                                      87,526            75,930
Notes payable                                                           2,264,245         2,380,383
                                                              --------------------------------------
Total liabilities                                                       2,436,963         2,552,460
                                                              --------------------------------------

Partners' Capital
General partner                                                             1,000             1,000
Limited partners                                                        2,051,258         2,305,900

                                                              --------------------------------------
Total partners' capital                                                 2,052,258         2,306,900
                                                              --------------------------------------

Total liabilities and partners' capital                               $ 4,489,221       $ 4,859,360
                                                              ======================================

                 see accompanying notes to financial statements

                             Commonwealth Income & Growth Fund II
                                     Statements of Income

                                                                   Three Months Ended
                                                                        March 31
                                                                 2002              2001
                                                           ------------------------------------
                                                                       (unaudited)
Income
Lease                                                         $ 703,247         $ 830,199

Interest and other                                                  470             2,009

Gain on sale of computer equipment                                1,842                --
                                                           ------------------------------------


Total Income                                                    705,559           832,208
                                                           ------------------------------------

Expenses

Operating, excluding depreciation                               110,141            94,550

Equipment management fee - General Partner                       35,162            41,510

Interest                                                         39,068            30,772

Depreciation                                                    522,338           743,770

Amortization of equipment
  acquisition costs and deferred expenses                        21,751            28,290

Bad Debt Expense                                                 54,417                --

Loss on sale of computer equipment                                   --            23,245
                                                           ------------------------------------

Total expenses                                                  782,877           962,137
                                                           ------------------------------------


Net (loss)                                                    $ (77,318)        $(129,929)
                                                           ====================================

Net (loss) per equivalent limited
  partnership unit                                            $   (0.17)        $   (0.28)
                                                           ====================================

Weighted Average number of equivalent limited
  partnership units outstanding during the period               460,306           461,817
                                                           ====================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital

                                                                       For the Three Months ended March 31, 2002
                                                                                      (unaudited)

                                                General          Limited
                                                Partner          Partner            General           Limited
                                                 Units            Units             Partner           Partner           Total
                                            ----------------------------------------------------------------------------------------
Partners' capital - December 31, 2001               50           460,567           $ 1,000         $ 2,305,900        $2,306,900
  Net income (loss)                                                                  1,732             (79,050)          (77,318)
  Redemption                                                        (500)               --              (4,164)           (4,164)
  Distributions                                                                     (1,732)           (171,428)         (173,160)
                                            ----------------------------------------------------------------------------------------
Partners' capital - March 31, 2002                  50           460,067           $ 1,000         $ 2,051,258        $2,052,258
                                            ========================================================================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2002 and 2001

                                                                   2002              2001
                                                            -------------------------------------
Operating activities                                                    (unaudited)
Net (loss)                                                     $   (77,318)      $  (129,929)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
     Depreciation and amortization                                 544,089           772,060
     Allowane for doubtful accounts                                 22,800
     (Gain) loss on sale of computer equipment                      (1,842)           23,245
     Other noncash activities included in
          determination of net income                             (306,557)         (404,450)
     Changes in assets and liabilities
     (Increase) decrease in assets
              Lease income receivable                              (18,452)          138,037
              Other receivable, General Partner                         --           (13,752)
              Other receivable, affiliated partnerships               (377)           (4,329)
              Prepaid fees                                          (3,000)               --
     Increase (decrease) in liabilities
              Accounts payable                                      30,151             4,354
              Accounts payable, Common Capital Corp.                    --               (62)
              Accounts payable, General Partner                    (41,106)               --
              Unearned lease income                                 11,596                --
                                                            -------------------------------------

Net cash provided by operating activities                          159,984           385,174
                                                            -------------------------------------

Investing activities:
Capital Expenditures                                               (28,906)         (118,628)
Net proceeds from the sale of computer equipment                   108,196            13,388
Equipment acquisition fees paid to General Partner                  (8,773)           (4,745)
                                                            -------------------------------------

Net cash provided by (used in) investing activities                 70,517          (109,985)
                                                            -------------------------------------

Financing activities:
Distributions to partners                                         (173,160)         (231,128)
Redemption of limited partners                                      (4,164)               --
Other receivables-Commonwealth Capital Corp                         (9,323)         (171,621)
Debt Placement fee paid to the General Partner                      (1,904)               --
                                                            -------------------------------------

Net cash (used in) financing activities                           (188,551)         (402,749)
                                                            -------------------------------------

Net increase (decrease) in cash and equivalents                     41,950          (127,560)
Cash and cash equivalents, beginning of period                      14,425           277,719
                                                            -------------------------------------

Cash and cash equivalents, end of period                        $   56,375       $   150,159
                                                            =====================================

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

2.      Summary of         Basis of Presentation
        Significant
        Accounting         The financial information presented as of any date
        Policies           other than December 31 has been prepared from the
                           books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth
                           Income & Growth Fund II (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.


                           Revenue Recognition

                           Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                           Long-Lived Assets

                           The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2002, there is no impairment.

                           Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                           Intangible Assets

                           Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                           Cash and Cash Equivalents

                           The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At March 31, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3.      Computer           The Partnership is the lessor of equipment under
        Equipment          operating leases with periods ranging from 24 to 37
                           months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                           The Partnership's share of the computer equipment in which they participate at March 31, 2002 and December 31, 2001 was approximately $3,067,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $5,667,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $1,464,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $4,775,000 and $4,895,000, respectively.

                           The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2002:

                                                                         Amount
                           ----------------------------------------------------
                           Nine Months ended December 31, 2002       $1,026,000
                           Year Ended December 31, 2003               1,177,000
                           Year Ended December 31, 2004                 688,000
                           ----------------------------------------------------

                                                                     $2,891,000
                           ====================================================

4.      Related Party      Other Receivables
        Transactions
                           At March 31, 2002, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $325,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership.

5.      Notes Payable      Notes payable consisted of the following:

                                                                               March 31,   December 31,
                                                                                 2002         2001
                           -----------------------------------------------------------------------------
                           Installment notes payable to banks; interest
                           ranging from 8.5% to 9.18%, due in monthly
                           installments ranging from $152 to $2,578,
                           including interest, with final payments due from
                           July through November 2002.                       $  18,868      $   81,833

                           Installment notes payable to banks; interest
                           ranging from 7.75% to 9.75%, due in monthly
                           installments ranging from $72 to $5,975,
                           including interest, with final payments due from
                           February through December 2003.                     444,568         490,762

                           Installment notes payable to banks; interest
                           ranging from 6.50% to 8.75%, due in monthly
                           installments ranging from $96 to $22,799,
                           including interest, with final payments due from
                           February through December 2004.                   1,800,809       1,807,788
                                                                            ----------------------------
                                                                            $2,264,245      $2,380,383
                           =============================================================================

                               These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2002 are as follows:

                                                                          Amount
                            ----------------------------------------------------
                               Nine months ended December 31, 2002      $785,794
                               Year ended December 31, 2003              957,591
                               Year ended December 31, 2004              520,860
                                                                    ------------
                                                                      $2,264,245
                                                                    ============

6.      Supplemental       Other noncash activities included in the
        Cash Flow          determination of net loss are as follows:
        Information

Three months ended March 31,                      2002               2001
--------------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee
  to bank
                                                $306,577           $404,450

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

         Noncash investing and financing activities include the following:

Three months ended March 31,                      2002               2001
--------------------------------------------------------------------------------

Debt assumed in connection with purchase
  of computer equipment                         $190,419           $     --
--------------------------------------------------------------------------------

7.      Litigation         The Partnership, through Commonwealth Capital Corp,
                           has initiated a lawsuit against a customer for failure to make monthly lease payments on the existing terms. Management believes that the Partnership will prevail in this matter; the outcome of this uncertainty will not have a material adverse impact to the financial statements of the Partnership. The monthly rental that we are continuing to record is approximately $37,000 per month. The current outstanding receivable is approximately $417,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2002 and 2001 were from cash from operations of $160,000 and $385,000, respectively, and gross proceeds received from sale of equipment totaling $108,000 for the period ending March 31, 2002 and $13,000 for the period ending March 31, 2001. The primary use of cash for the three months ended March 31, 2002 and 2001, was for capital expenditures for new equipment totaling $29,000 and $119,000, and the payment of preferred distributions to partners for the three months ended March 31, 2002 and 2001 of $173,000 and $231,000, respectively.

For the three month period ended March 31, 2002, the Partnership generated cash flows from operating activities of $160,000, which includes a net loss of $77,000, a gain on sale of equipment totaling $2,000, and depreciation and amortization expenses of $544,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $307,000.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $385,000, which includes a net loss of $130,000, a loss on sale of equipment totaling $23,000, and depreciation and amortization expenses of $772,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $404,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2002, the Partnership had approximately $223,000 invested in these money market accounts.

At March 31, 2002, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $325,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC intends to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $1,026,000 for the balance of the year ending December 31, 2002 and $1,865,000 thereafter. At March 31, 2002, the outstanding debt was $2,264,000, with interest rates ranging from 6.50% to 9.75%, and will be payable through December 2004.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership's share of the computer equipment in which they participate at March 31, 2002 and December 31, 2001 was approximately $3,067,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $5,667,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $1,464,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $4,775,000 and $4,895,000, respectively.

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

For the quarter ended March 31, 2002, the Partnership recognized income of $706,000 and expenses of $783,000, resulting in a net loss of $77,000. For the quarter ended March 31, 2001, the Partnership recognized income of $832,000 and expenses of $962,000, resulting in a net loss of $130,000.

Lease income decreased by 15% to $703,000 for the quarter ended March 31, 2002, from $830,000 for the quarter ended March 31, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 16% to approximately $110,000 for the quarter ended March 31, 2002, from $95,000 for the quarter ended March 31, 2001, which is primarily attributable to an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., a related party, of $17,000, and an increase in remarketing fees of $2,000, and a decrease in storage fees of $4,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 15% to approximately $35,000 for the quarter ended March 31, 2002, from $42,000 for the quarter ended March 31, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 29% to approximately $544,000 for the quarter ended March 31, 2002, from $772,000 for the quarter ended March 31, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $54,000 related to disputed accounts receivables balances for the three months ended March 31, 2002.

The Partnership sold computer equipment with a net book value of $106,000 for the quarter ended March 31, 2002, for a net gain of $2,000. The Partnership sold computer equipment with a net book value of $37,000 for the quarter ended March 31, 2001, for a net loss of $23,000.

Interest expense increased 27% to $39,000 for the quarter ended March 31, 2002 from $31,000 for the quarter ended March 31, 2001, primarily due to the acquisitions of new computer leases and the outstanding debt associated with it.

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

Part II: OTHER INFORMATION

                      Commonwealth Income & Growth Fund II

         Item 1.           Legal Proceedings.

                           On or about December 21, 2001, a complaint captioned Commonwealth Capital Corp V. Avon Products, Inc. was filed by Commonwealth Capital Corp against Avon Products Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-CV-6915. The complaint alleges that the named defendant has failed to make monthly payments on the existing lease terms.

                           On or about April 26, 2002, the Federal District Court of the Eastern District of Pennsylvania has denied Avon's request for Summary Judgement.

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

                                      COMMONWEALTH INCOME & GROWTH FUND II
                                            BY: COMMONWEALTH INCOME &
                                            GROWTH FUND, INC. General Partner


_______________                       By:________________________
Date                                  George S. Springsteen
                                      President