Form 10-Q
period 2002-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2002-08-19
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                    YES  [X]               NO   [ ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets


                                                                 June 30         December 31,
                                                                  2002               2001
                                                              -------------------------------
                                                              (unaudited)
Assets

Cash and cash equivalents                                     $    169,722       $     14,425
Lease income receivable, net of allowance for doubtful
     accounts reserve of $91,059 as of June 30, 2002 and
     $54,200 as of December 31, 2001                               598,662            488,472
Accounts receivables - Commonwealth Capital Corp                      --              315,404
Accounts receivables - affiliated limited partnerships              21,843              2,761
Prepaid fees                                                         6,200              3,200
                                                              -------------------------------
                                                                   796,427            824,262
                                                              -------------------------------

Computer equipment, at cost                                     10,680,580         11,656,085
Accumulated depreciation                                        (7,309,509)        (7,769,975)
                                                              -------------------------------
                                                                 3,371,071          3,886,110
                                                              -------------------------------

Equipment acquisition costs and deferred expenses, net             138,964            148,988
Accounts receivables - Commonwealth Capital Corp                   301,038               --
                                                              -------------------------------
                                                                   440,002            148,988
                                                              -------------------------------

Total assets                                                  $  4,607,500       $  4,859,360
                                                              ===============================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                              $    189,128       $     40,472
Accounts payable - General Partner                                     738             55,675
Unearned lease income                                              224,600             75,930
Notes payable                                                    2,288,777          2,380,383
                                                              -------------------------------
Total liabilities                                                2,703,243          2,552,460
                                                              -------------------------------

Partners' Capital
General partner                                                      1,000              1,000
Limited partners                                                 1,903,257          2,305,900

                                                              -------------------------------
Total partners' capital                                          1,904,257          2,306,900
                                                              -------------------------------

Total liabilities and partners' capital                       $  4,607,500       $  4,859,360
                                                              ===============================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                              Statements of Income


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                              June 30
                                                           2002             2001              2002             2001
                                                       -----------------------------      -----------------------------
                                                                 (unaudited)                          (unaudited)
Income
Lease                                                  $   685,831       $   745,767      $ 1,389,078       $ 1,575,966
Interest and other                                             323             3,199              793             5,208
(Loss) gain on sale of computer equipment                   (1,539)           95,628              303            72,383
                                                       -----------       -----------       ----------       -----------

Total Income                                               684,615           844,594        1,390,174         1,653,557
                                                       -----------       -----------       ----------       -----------

Expenses
Operating, excluding depreciation                          137,050            57,958          247,191           152,508
Equipment management fee - General Partner                  34,292            37,200           69,454            78,710
Interest                                                    43,171            24,676           82,239            55,448
Depreciation                                               471,266           482,441          993,604         1,226,211
Amortization of equipment
  acquisition costs and deferred expenses                   17,338            25,270           39,089            53,560
Bad debt expense                                            14,059              --             68,476              --


                                                       -----------       -----------       ----------       -----------
Total expenses                                             717,176           627,545        1,500,053         1,566,437
                                                       -----------       -----------       ----------       -----------

Net (loss) income                                      $   (32,561)      $   217,049      $  (109,879)      $    87,120
                                                       ===========       ===========      ===========       ===========

Net (loss) income per equivalent limited
  partnership unit                                     $     (0.07)      $      0.47      $     (0.24)      $      0.19
                                                       ===========       ===========      ===========       ===========

Weighted Average number of equivalent limited
  partnership units outstanding during the period          460,067           461,817          460,185           461,817
                                                       ===========       ===========      ===========       ===========












                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital

                                                            For the Six Months ended June 30, 2002
                                                                         (unaudited)

                                            General          Limited
                                            Partner          Partner        General         Limited
                                             Units            Units         Partner         Partner           Total
                                           -------------------------------------------------------------------------
Partners' capital - December 31, 2001            50          460,567       $ 1,000       $ 2,305,900      $2,306,900
  Net income (loss)                                                          2,886          (112,765)       (109,879)
  Redemption                                                    (500)           --            (4,164)         (4,164)
  Distributions                                                             (2,886)         (285,714)       (288,600)
                                           -------------------------------------------------------------------------
Partners' capital - June 30, 2002                50          460,067       $ 1,000       $ 1,903,257      $1,904,257
                                           =========================================================================







                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2002 and 2001

                                                                           2002                  2001
                                                                        -----------          -----------
Operating activities                                                              (unaudited)
Net (loss) income                                                       $  (109,879)         $    87,120
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
       Depreciation and amortization                                      1,032,693            1,279,771
       Allowance for bad debts                                               68,476                 --
       (Gain) on sale of computer equipment                                    (303)             (72,383)
      Other noncash activities included in
        determination of net income                                        (595,229)            (690,687)
     Changes in assets and liabilities
       (Increase) decrease in assets
           Lease income receivable                                         (178,666)             208,396
           Prepaid fees                                                      (3,000)                --
       Increase (decrease) in liabilities
           Accounts payable                                                  33,216              (13,341)
           Accounts payable, Common Capital Corp.                              --                    (62)
           Accounts payable, General Partner                                (54,937)             (27,691)
           Accounts payable, affiliated limited partnerships                (19,082)              (5,529)
           Unearned lease income                                            148,670               41,181
                                                                        -----------          -----------

Net cash provided by operating activities                                   321,959              806,775
                                                                        -----------          -----------

Investing activities:


Capital Expenditures                                                        (97,107)            (146,678)
Net proceeds from the sale of computer equipment                            122,468              119,245
Equipment acquisition fees paid to General Partner                          (24,029)              (8,092)
                                                                        -----------          -----------

Net cash provided by (used in) investing activities                           1,332              (35,525)
                                                                        -----------          -----------

Financing activities:
Distributions to partners                                                  (173,160)            (462,008)
Redemption of limited partner's interest                                     (4,164)                --
Other receivables-Commonwealth Capital Corp                                  14,366             (280,007)
Debt placement fee paid to the General Partner                               (5,036)                (556)
                                                                        -----------          -----------

Net cash (used in) financing activities                                    (167,994)            (742,571)
                                                                        -----------          -----------

Net increase in cash and equivalents                                        155,297               28,679
Cash and cash equivalents, beginning of period                               14,425              277,719
                                                                        -----------          -----------

Cash and cash equivalents, end of period                                    169,722          $   306,398
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

2. Summary of        Basis of Presentation
   Significant
   Accounting        The financial information presented as of any date other
   Policies          than December 31 has been prepared from the books and
                     records without audit. Financial information as of December
                     31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                     December 31, 2001. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                     Revenue Recognition

                     Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                     Long-Lived Assets

                     The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2002, there is no impairment.

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

                     Cash and Cash Equivalents

                     The Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents. At June 30, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3. Computer          The Partnership is the lessor of equipment under operating
   Equipment         leases with periods ranging from 24 to 37 months. In
                     general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                     The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $3,211,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $6,294,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $1,429,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,478,000 and $4,895,000, respectively.

                     The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2002:

                                                                   Amount
                     --------------------------------------------------------
                       Six Months ended December 31, 2002        $  794,000
                       Year Ended December 31, 2003               1,338,000
                       Year Ended December 31, 2004                 774,000
                       Year Ended December 31, 2005                  16,000
                     --------------------------------------------------------
                                                                 $2,922,000
                     ========================================================

4. Related Party     Other Receivables
   Transactions
                     At June 30, 2002, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $301,000. CCC, thru its indirect subsidiaries, including the General
                     Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds.
                     This is a non-interest bearing receivable that CCC plans to repay over the next two and a half fiscal years from acquisition and debt placement fees earned by the General
                     Partner of the Partnership. For the six months ended June
                     30, 2002, CCC has repaid approximately $14,000 to the Partnership.

5. Notes Payable     Notes payable consisted of the following:

                                                               June 30,      December 31,
                                                                2002            2001
                     ---------------------------------------------------------------------
                     Installment notes payable
                     to banks; interest ranging
                     from 8.50% to 9.18%, due in
                     monthly installments ranging
                     from $152 to $2,578, including
                     interest, with final payments
                     due from July through
                     November 2002.                           $    9,794     $   81,833

                     Installment notes payable to
                     banks; interest ranging from
                     7.25% to 9.75%, due in
                     monthly installments ranging
                     from $72 to $5,975, including
                     interest, with final payments
                     due from February through
                     December 2003.                              368,200        490,762

                     Installment notes payable to
                     banks; interest ranging from
                     6.50% to 8.75%, due in
                     monthly installments ranging
                     from $96 to $22,799, including
                     interest, with final payments
                     due from February through
                     December 2004.                            1,752,184      1,807,788

                     Installment notes payable to
                     banks; interest ranging from
                     6.25% to 6.80%, due in
                     monthly installments ranging
                     from $240 to $1,875, including
                     interest, with final payments
                     due from February through
                     April 2005.                                 158,599             --

                                                              -------------------------
                                                              $2,288,777     $2,380,383
                     =====================================================================
                          These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30,
                          2002 are as follows:
                                                                              Amount
                         -----------------------------------------------------------------
                          Six months ended December 31, 2002                 $  577,606
                          Year ended December 31, 2003                        1,080,526
                          Year ended December 31, 2004                          617,326
                          Year ended December 31, 2005                           13,319
                                                                             ----------
                                                                              2,288,777
                         =================================================================

6. Supplemental      Other noncash activities included in the determination of
   Cash Flow         net loss are as follows:
   Information

===============================================================================

Six months ended June 30, 2002                       2002            2001
----------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee
  to bank                                         $  595,229      $  690,687

      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

           Noncash investing and financing activities include the following:

Six months ended June 30, 2002                       2002            2001
-----------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                        $  503,623      $   55,631
=============================================================================

7. Litigation        The Partnership, through Commonwealth Capital Corp, has
                     initiated a lawsuit against a customer, for approximately
                     $750,000 in addition to ongoing monthly rentals, for failure to make monthly lease payments on the existing terms. Management believes that the Partnership will prevail in this matter. The outstanding receivable is approximately $499,000, which the Partnership believes is fully collectible.

                     The Partnership received a rental payment during the second quarter of 2002 from the above-mentioned broker relating to a July 2001 invoice, for approximately $37,000.

                     During June, 2002, in connection with the above matter, the Partnership filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $307,500 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the third quarter of 2002 in connection with the Summary Judgment.

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

REVENUE RECOGNITION

Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2002 and 2001 were from cash from operations of $322,000 and $807,000, respectively, and net proceeds received from sale of equipment totaling $122,000 for the period ending June 30, 2002 and $119,000 for the period ending June 30, 2001. The primary use of cash for the six months ended June 30, 2002 and 2001, was for capital expenditures for new equipment totaling $97,000 and $147,000, and the payment of preferred distributions to partners for the six months ended June 30, 2002 and 2001 of $173,000 and $462,000, respectively.

For the six month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $322,000, which includes a net loss of $110,000, and depreciation and amortization expenses of $1,033,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $595,000.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $807,000, which includes net income of $87,000, a gain on sale of equipment totaling $72,000, and depreciation and amortization expenses of $1,280,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $691,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2002, the Partnership had approximately $171,000 invested in these money market accounts.

Included in accounts receivable is approximately $499,000 of receivables from Avon Products Inc., in which the Partnership has initiated a lawsuit. Management believes we will collect in full the balance due to the Partnership, therefore, no reserves have been booked. During June, 2002, in connection with the above matter, the Partnership filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $307,500 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the third quarter of 2002 in connection with the Summary Judgment. Revenue from the Avon Products, Inc. lease approximates to 15% of the revenues for the six months ended June 30, 2002 and 2001.

At June 30, 2002, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $301,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next two an a half fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership. For the six months ended June 30, 2002, CCC has repaid approximately $14,000 to the Partnership.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $794,000 for the balance of the year ending December 31, 2002 and $2,128,000 thereafter. At June 30, 2002, the outstanding debt was $2,289,000, with interest rates ranging from 6.25% to 9.75%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $3,211,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $6,294,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $1,429,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,478,000 and $4,895,000, respectively.

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

For the quarter ended June 30, 2002, the Partnership recognized income of $685,000 and expenses of $717,000, resulting in a net loss of $32,000. For the quarter ended June 30, 2001, the Partnership recognized income of $844,000 and expenses of $627,000, resulting in net income of $217,000.

Lease income decreased by 8% to $686,000 for the quarter ended June 30, 2002, from $746,000 for the quarter ended June 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 136% to approximately $137,000 for the quarter ended June 30, 2002, from $58,000 for the quarter ended June 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $17,000, and an increase in remarketing fees of $28,000, an increase in promotions/advertising of $2,000, an increase in outside services of $5,000, an increase in recruiting fees of $3,000, an increase in insurance of $5,000, an increase in due diligence of $11,000, an increase in postage of $3,000, an increase in supplies of $2,000, and an increase in equipment shipping cost of $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 8% to approximately $34,000 for the quarter ended June 30, 2002, from $37,000 for the quarter ended June 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 4% to approximately $489,000 for the quarter ended June 30, 2002, from $508,000 for the quarter ended June 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $14,000 related to disputed accounts receivables balances for the quarter ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $16,000 for the quarter ended June 30, 2002, for a net loss of $2,000. The Partnership sold computer equipment with a net book value of $10,000 for the quarter ended June 30, 2001, for a net gain of $96,000.

Interest expense increased 75% to $43,000 for the quarter ended June 30, 2002 from $25,000 for the quarter ended June 30, 2001, primarily due to the acquisitions of new computer leases and the outstanding debt associated with it.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

For the six months ended June 30, 2002, the Partnership recognized income of $1,390,000 and expenses of $1,500,000, resulting in a net loss of $110,000. For the six months ended June 30, 2001, the Partnership recognized income of $1,654,000 and expenses of $1,567,000, resulting in net income of $87,000.

Lease income decreased by 12% to $1,389,000 for the six months ended June 30, 2002, from $1,576,000 for the six months ended June 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 61% to approximately $247,000 for the six months ended June 30, 2002, from $153,000 for the six months ended June 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $34,000, and an increase in remarketing fees of $30,000, an increase in promotions/advertising of $2,000, an increase in legal fees of $8,000, an increase in due diligence of $11,000, an increase in equipment shipping cost of $4,000, and an increase in marketing of approximately $5,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 11% to approximately $70,000 for the six months ended June 30, 2002, from $79,000 for the six months ended June 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 19% to approximately $1,033,000 for the six months ended June 30, 2002, from $1,280,000 for the six months ended June 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $68,000 related to disputed accounts receivables balances for the six months ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $122,000 for the six months ended June 30, 2002, for a net gain of $300. The Partnership sold computer equipment with a net book value of $47,000 for the six months ended June 30, 2001, for a net gain of $72,000.

Interest expense increased 48% to $82,000 for the six months ended June 30, 2002 from $55,000 for the six months ended June 30, 2001, primarily due to the acquisitions of new computer leases and the outstanding debt associated with it.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 145

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). FASB No. 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated and, if material, be classified as an extraordinary item, net of related income tax. Effective January 1, 2003, pursuant to SFAS 145, the treatment of debt is to be included in "Other Income" in the Financial Statements. SFAS 145 has no affect on our financial statements at this time.

Part II: OTHER INFORMATION

                      Commonwealth Income & Growth Fund II

     Item 1.  Legal Proceedings.

              On or about December 21, 2001, a complaint captioned Commonwealth Capital Corp V. Avon Products, Inc. was filed by Commonwealth Capital Corp against Avon Products Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-CV-6915. The initial claim is approximately $750,000, plus ongoing monthly rentals of approximately $37,000 per month. The complaint alleges that the named defendant has failed to make monthly payments on the existing lease terms. The case is still in discovery and no court date has been set.

              On or about April 26, 2002, the Federal District Court of the Eastern District of Pennsylvania has denied Avon's request for Summary Judgment to join two brokers in the above-mentioned lawsuit.

              On or about June 15, 2002, in connection with the above matter, the Partnership filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $410,000 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the third quarter of 2002 in connection with the Summary Judgment.

     Item 2.  Changes in Securities.

              Inapplicable

     Item 3.  Defaults Upon Senior Securities.

              Inapplicable

     Item 4.  Submission of Matters to a Vote of Securities Holders.

              Inapplicable

     Item 5.  Other Information.

              Inapplicable

     Item 6.  Exhibits and Reports on Form 8-K.

              a) Exhibits:
                 1. SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
August 19, 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvatore R. Barila, Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Salvatore R. Barila
-----------------------
Salvatore R. Barila
Controller
August 19, 2002

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

                                  COMMONWEALTH INCOME & GROWTH FUND II
                                     BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                     General Partner


August 19, 2002                      By: /s/ George S. Springsteen
---------------                      ------------------------------
Date                                 George S. Springsteen
                                     President