Form 10-Q
period 2002-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2002-11-27
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                 YES  [X]                   NO   [  ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets


                                                                      September 30,      December 31,
                                                                          2002              2001
                                                                 ------------------------------------------
                                                                     (unaudited)
Assets

Cash and cash equivalents                                         $        149,126      $     14,425
Lease income receivable, net of allowance for doubtful
     accounts reserve of $208,534 as of September 30, 2002
     and $54,200 as of December 31, 2001                                   504,524           488,472

Other receivables - Commonwealth Capital Corp                                    -           315,404

Other receivables - Other LP's                                              11,671             2,761

Prepaid fees                                                                 6,200             3,200
                                                                 ------------------------------------------

                                                                           671,521           824,262
                                                                 ------------------------------------------



Computer equipment, at cost                                             10,665,351        11,656,085

Accumulated depreciation                                               (7,625,048)       (7,769,975)

                                                                 ------------------------------------------

                                                                         3,040,303         3,886,110
                                                                 ------------------------------------------


Equipment acquisition costs and deferred expenses, net                     121,718           148,988

Other receivables - Commonwealth Capital Corp                              284,366                 -
                                                                 ------------------------------------------

                                                                           406,084           148,988
                                                                 ------------------------------------------


Total assets                                                      $      4,117,908     $   4,859,360
                                                                 ==========================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                  $         80,813      $     40,472

Accounts payable - General Partner                                          56,532            55,675

Unearned lease income                                                      408,296            75,930

Notes payable                                                            1,836,101         2,380,383

                                                                 ------------------------------------------

Total liabilities                                                        2,381,742         2,552,460
                                                                 ------------------------------------------
Partners' Capital


General partner                                                              1,000             1,000

Limited partners                                                         1,735,166         2,305,900

                                                                 ------------------------------------------

Total partners' capital                                                  1,736,166         2,306,900
                                                                 ------------------------------------------

Total liabilities and partners' capital                           $      4,117,908     $   4,859,360
                                                                 ==========================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II

                              Statements of Income

                                                              Three Months Ended                   Nine` Months Ended
                                                                 September 30                         September 30
                                                            2002              2001               2002              2001
                                                           ------------------------------  -----------------------------------
                                                                  (unaudited)                             (unaudited)
Income
Lease                                                        $  667,730       $  748,172        $ 2,056,808       $ 2,324,138

Interest and other                                                  421            2,731              1,214             7,939

Gain on sale of computer equipment                                    -          182,389                  -           254,772
                                                           ------------------------------  ----------------- -----------------

                                                                668,151
Total Income                                                                     933,292          2,058,022         2,586,849
                                                           ------------------------------  ----------------- -----------------

Expenses

Operating, excluding depreciation                               188,642           75,434            435,833           227,942

Equipment management fee - General Partner                       33,402           37,409            102,856           116,119

Interest                                                         36,658           20,342            118,897            75,790

Depreciation                                                    326,326          396,568          1,319,930         1,622,779
Amortization of equipment

  acquisition costs and deferred expenses                        17,246           16,581             56,335            70,141

Bad debt expense                                                117,917                -            186,393                 -

Loss on sale of computer equipment                                  611                -                308                 -


                                                           ------------------------------  ----------------- -----------------
                                                                720,802
Total expenses                                                                   546,334          2,220,552         2,112,771
                                                           ------------------------------  ----------------- -----------------

Net (loss) income                                           $  (52,651)       $  386,958       $  (162,530)        $  474,078
                                                           ==============================  ================= =================

Net (loss) income per equivalent limited
  partnership unit                                          $    (0.11)       $     0.84       $     (0.35)        $    1.03
                                                           ==============================  ================= =================

Weighted Average number of equivalent limited
                                                                460,067
  partnership units outstanding during the period                                460,567            460,145           461,400
                                                           ==============================  ================= =================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital


                                                                     For the Nine Months ended September 30, 2002
                                                                                      (unaudited)

                                          General          Limited
                                          Partner          Partner            General           Limited
                                           Units            Units             Partner           Partner           Total
                                         ----------------------------------------------------------------------------------------
Partners' capital - December 31, 2001               50        460,567             $ 1,000         $ 2,305,900       $2,306,900
  Net income (loss)                                                                 4,040            (166,570)        (162,530)
  Redemption                                                     (500)                  -              (4,164)          (4,164)
  Distributions                                                                    (4,040)           (400,000)        (404,040)
                                         ----------------------------------------------------------------------------------------
Partners' capital - September 30, 2002              50        460,067             $ 1,000         $ 1,735,166       $1,736,166
                                         =============    ===========             =======         ===========       =============

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                    2002            2001
                                                             ---------------  ------------
Operating activities
Net (loss) income                                            $     (162,530)  $   474,078
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities
       Depreciation and amortization                              1,376,265     1,692,920
       Amortization of unearned lease income                        (14,333)            -
       Loss (gain) on sale of computer equipment                        308      (254,772)
      Other noncash activities included in
          determination of net (loss) income                       (865,622)     (936,003)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                               (16,052)       68,313
              Other receivable, General Partner                           -       (21,466)
              Other receivables - Other LP's                         (8,910)       19,936
              Other receivables                                           -          (982)
              Prepaid Items                                          (3,000)            -
         Increase (decrease) in liabilities
              Accounts payable                                       40,341        11,858
              Accounts payable, General Partner                         857             -
              Accounts payable, Common Capital Corp.                      -           (62)
              Unearned lease income                                 117,372        67,841
                                                             ---------------  ------------
Net cash provided by operating activities                           464,696     1,121,661
                                                             ---------------  ------------
Investing activities:
Capital Expenditures                                                (97,107)     (444,847)
Net proceeds from the sale of computer equipment                    126,299       364,200
Long term unearned lease income                                      47,044           -
Equipment acquisition fees paid to General Partner                  (24,029)      (39,552)
                                                             ---------------  ------------
Net cash provided by (used in) investing activities                  52,207      (120,199)
                                                             ---------------  ------------
Financing activities:
Distributions to partners                                          (404,040)     (692,269)
Redemption of partners                                               (4,164)      (10,577)
Other receivables-Commonwealth Capital Corp                          31,038      (494,324)
Debt Placement fee paid to the General Partner                       (5,036)       (5,439)
                                                             ---------------  ------------
Net cash (used in) financing activities                            (382,202)   (1,202,609)
                                                             ---------------  ------------
Net increase (decrease) in cash and equivalents                     134,701      (201,147)
Cash and cash equivalents, beginning of period                       14,425       277,719
                                                             ---------------  ------------
Cash and cash equivalents, end of period                     $      149,126   $    76,572
                                                             ===============  ============

                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1. Business       Commonwealth Income & Growth Fund II (the "Partnership") is a
                  limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General
                  Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp.
                  Commonwealth Capital Corp. is a member of the Investment
                  Program Association (IPA), Financial Planning Association
                  (FPA), and the Equipment Leasing Association (ELA).
                  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

2. Summary of     Basis of Presentation
   Significant
   Accounting     The financial information presented as of any date other than
   Policies       December 31 has been prepared from the books and records
                  without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                  Revenue Recognition

                  Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                  Long-Lived Assets

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2002, there is no impairment.

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

                  Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                  Reimbursable Expenses

                  Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

3. Computer       The Partnership is the lessor of equipment under operating
   Equipment      leases with periods ranging from 14 to 37 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                  The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $3,211,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $6,294,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $1,267,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,219,000 and $2,406,000, respectively.

                  The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2002:

                                                                       Amount
                  --------------------------------------------------------------
                  Three Months ended December 31, 2002          $     386,000
                  Year Ended December 31, 2003                      1,328,000
                  Year Ended December 31, 2004                        782,000
                  Year Ended December 31, 2005                         45,000
                  --------------------------------------------------------------

                                                                $   2,541,000
                  ==============================================================

4. Related Party  Other Receivables
   Transactions
                  At September 30, 2002, the Partnership has a receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $284,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next two and a half fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership. For the nine months ended September 30, 2002, CCC has repaid approximately $31,000 to the Partnership.

5. Notes Payable  Notes payable consisted of the following:

                                                    September 30,   December 31,
                                                       2002           2001
                  --------------------------------------------------------------
                  Installment notes payable to
                  banks; interest ranging from
                  6.60% to 9.18%, due in monthly
                  installments ranging from $152
                  to $2,578, including interest,
                  with final payments due from
                  January through November 2002.    $     818        $   81,833

                  Installment notes payable to
                  banks; interest ranging from
                  7.25% to 9.75%, due in monthly
                  installments ranging from $72
                  to $5,975, including interest,
                  with final payments due from
                  February through December 2003.     297,004           490,762

                  Installment notes payable to
                  banks; interest ranging from
                  6.50% to 8.75%, due in monthly
                  installments ranging from $96
                  to $22,799, including interest,
                  with final payments due from
                  February through December 2004.    1,393,195        1,807,788

                  Installment notes payable to
                  banks; interest ranging from
                  6.25% to 6.75%, due in monthly
                  installments ranging from $240
                  to $1,875, including interest,
                  with final payments due from
                  February through April 2005.         145,084               -
                                                    ---------------------------
                                                    $1,836,101       $2,380,383
                  =============================================================

                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2002 are as follows:

                                                                        Amount
                                                                     ----------
                  Three months ended December 31, 2002               $  267,179
                  Year ended December 31, 2003                          996,197
                  Year ended December 31, 2004                          559,406
                  Year ended December 31, 2005                           13,319
                                                                     ----------
                                                                     $1,836,101

6. Supplemental   Other noncash activities included in the determination of net
   Cash Flow      loss are as follows:
   Information

Nine months ended September 30,               2002               2001
-------------------------------------------------------------------------------
Leaseincome, net of interest expense on
 notes payable realized as a result of
 direct payment of principal by lessee
 to bank                                      $1,047,905      $  934,241

Lease income paid to original lessor in
 lieu of cash payment for computer
 equipment acquired                           $        -      $    1,762

                  No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                  Noncash investing and financing activities include the following:

Nine months ended September 30,                2002               2001
-------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                    $  503,623     $   136,524


Debt paid off in connection with extension
     of unearned lease income                 $  182,283     $         -

===============================================================================

7. Litigation     The Partnership, through Commonwealth Capital Corp, has
                  initiated a lawsuit against a customer, for approximately
                  $750,000 in addition to ongoing monthly rentals, for failure to make monthly lease payments on the existing terms.
                  Management believes that the Partnership will prevail in this matter. The outstanding receivable is approximately $616,000, which the Partnership believes is fully collectible.

                  During June, 2002, in connection with the above matter, the Partnership filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $307,500 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the fourth quarter of 2002 in connection with the Summary Judgment.

                  The Partnership received a rental payment during the second quarter of 2002 from the above-mentioned broker relating to a July 2001 invoice, for approximately $37,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2002 and 2001 were from cash from operations of $465,000 and $1,122,000, respectively, payment of an advance made by the Partnership to Commonwealth Capital Corp ("CCC"), a related party to the Partnership, of approximately $31,000 as of September 30, 2002, and net proceeds received from sale of equipment totaling $126,000 for the period ending September 30, 2002 and $364,000 for the period ending September 30, 2001. The primary uses of cash for the nine months ended September 30, 2002 and 2001, were for capital expenditures for new equipment totaling $97,000 and $445,000, an advance to CCC of approximately $494,000 for the period ending September 30, 2001, and the payment of preferred distributions to partners for the nine months ended September 30, 2002 and 2001 of $404,000 and $692,000, respectively.

For the nine month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $465,000, which includes a net loss of $163,000, depreciation and amortization expenses of $1,376,000, and unearned income of $117,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $866,000.

For the nine month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $1,122,000, which includes net income of $474,000, a gain on sale of equipment totaling $255,000, and depreciation and amortization expenses of $1,693,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $936,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2002, the Partnership had approximately $146,000 invested in these money market accounts.

Included in accounts receivable is approximately $617,000 of receivables from Avon Products Inc., in which the Partnership, through CCC, has initiated a lawsuit. Management believes we will collect in full the balance due to the Partnership. During June, 2002, in connection with the above matter, the Partnership filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $307,500 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the fourth quarter of 2002 in connection with the Summary Judgment. Revenue from the Avon Products, Inc. lease approximates to 17 % of the revenues for the nine months ended September 30, 2002 and approximates to 15 % for the nine months ended September 30, 2001.

At September 30, 2002, the Partnership has a receivable from CCC, a related party to the Partnership, in the amount of approximately $284,000. CCC, thru its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC plans to repay over the next two and a half fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership. For the nine months ended September 30, 2002, CCC has repaid approximately $31,000 to the Partnership.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $386,000 for the balance of the year ending December 31, 2002 and $2,155,000 thereafter. At September 30, 2002, the outstanding debt was $1,836,000, with interest rates ranging from 6.25% to 9.75%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $3,211,000 and $2,969,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $6,294,000 and $5,526,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $1,267,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $2,219,000 and $2,406,000, respectively.

Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

For the quarter ended September 30, 2002, the Partnership recognized income of $668,000 and expenses of $721,000, resulting in a net loss of $53,000. For the quarter ended September 30, 2001, the Partnership recognized income of $933,000 and expenses of $546,000, resulting in net income of $387,000.

Lease income decreased by 11% to $668,000 for the quarter ended September 30, 2002, from $748,000 for the quarter ended September 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 150% to approximately $189,000 for the quarter ended September 30, 2002, from $75,000 for the quarter ended September 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $77,000, and an increase in outside office services of $5,000, an increase in legal fees of $14,000, an increase in insurance of $7,000, an increase in due diligence of $5,000, an increase in postage of $3,000, and an increase in supplies of $3,000. The main reason there is an increase in operating expenses this quarter related to the recalculation of the amount charged by CCC, a related party, to the Partnership for the administration and operation. This increase is necessary to operate the fund, especially due to the ongoing lawsuit, as mentioned in the litigation section of this document.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 11% to approximately $33,000 for the quarter ended September 30, 2002, from $37,000 for the quarter ended September 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 17% to approximately $344,000 for the quarter ended September 30, 2002, from $413,000 for the quarter ended September 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $118,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $4,000 for the quarter ended September 30, 2002, for a net loss of $1,000. The Partnership sold computer equipment with a net book value of $63,000 for the quarter ended September 30, 2001, for a net gain of $182,000.

Interest expense increased 80% to $37,000 for the quarter ended September 30, 2002 from $20,000 for the quarter ended September 30, 2001, primarily due to the acquisitions of new computer leases and the outstanding debt associated with it.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, the Partnership recognized income of $2,058,000 and expenses of $2,221,000, resulting in a net loss of $163,000. For the nine months ended September 30, 2001, the Partnership recognized income of $2,587,000 and expenses of $2,113,000, resulting in net income of $474,000.

Lease income decreased by 12% to $2,057,000 for the nine months ended September 30, 2002, from $2,324,000 for the nine months ended September 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 91% to approximately $436,000 for the nine months ended September 30, 2002, from $228,000 for the nine months ended September 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $111,000, an increase in remarketing fees of $28,000, an increase in promotions/advertising of $2,000, an increase in legal fees of $23,000, an increase in due diligence of $18,000, an increase in outside office services of $13,000, an increase in postage/shipping of $7,000, and an increase in marketing of approximately $6,000. The main reason there is an increase in operating expenses for 2002 is related to the recalculation of the amount charged by CCC, a related party, to the Partnership for the administration and operation. This increase is necessary to operate the fund, especially due to the ongoing lawsuit, as mentioned in the litigation section of this document.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 11% to approximately $103,000 for the nine months ended September 30, 2002, from $116,000 for the nine months ended September 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 19% to approximately $1,376,000 for the nine months ended September 30, 2002, from $1,693,000 for the nine months ended September 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $186,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $127,000 for the nine months ended September 30, 2002, for a net loss of $300. The Partnership sold computer equipment with a net book value of $109,000 for the nine months ended September 30, 2001, for a net gain of $255,000.

Interest expense increased 57% to $119,000 for the nine months ended September 30, 2002 from $76,000 for the nine months ended September 30, 2001, primarily due to the acquisitions of new computer leases and the outstanding debt associated with it.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 146

On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred an a Restructuring)" and No. 88-10, Costs Associated with Lease Modification or Termination." Statement 146 fundamentally changed how a company should account for future "restructurings." The Partnership believes that the adoption of SFAS 146 will not have an impact on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4.  Controls and Procedures

The Chief Executive Officer and A Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership's Chief Executive Officer and the A Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                 On or about June 15, 2002, in connection with the above matter, the Partnership, through CCC, filed for Summary Judgment against an unrelated third party broker to collect payments of approximately $307,500 made by Avon Products, Inc. to this broker. The Partnership anticipates a scheduled court date sometime in the fourth quarter of 2002 in connection with the Summary Judgment.

         Item 2. Changes in Securities.

                 Inapplicable

         Item 3. Defaults Upon Senior Securities.

                 Inapplicable

         Item 4. Submission of Matters to a Vote of Securities Holders.

                 Inapplicable

         Item 5. Other Information.

                 Inapplicable


         Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits:

   99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

   99.2  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002

b) Report on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMONWEALTH INCOME & GROWTH FUND II
                                              BY: COMMONWEALTH INCOME & GROWTH
                                              FUND, INC. General Partner


November 27, 2002                        By: /s/ George S. Springsteen
-----------------                        --------------------------
Date                                     George S. Springsteen
                                         President

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002