Form 10-K
period 2002-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2003-03-31
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89476) and Annual Report on form 10-K for the fiscal year ended December 31, 2002 are incorporated by reference as Exhibits in Part IV of this Report.

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

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases, Direct Financing Leases and Conditional Sales Contracts.

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

As of December 31, 2002, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Leases or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2002, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2002, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 47 different companies located throughout the United States. The allocations are as follows:

      -----------------------------------------------------------------
                          Equipment Type             Approximate %
      -----------------------------------------------------------------
                           Workstations                     40%
                         Escon Directors                    18%
                        High-End Printers                   18%
                         Tape Subsystems                    12%
                    Communication Controllers                6%
                             Routers                         5%
                         Low-End Printers                    1%
                                                           ----
                             Total                         100%
                                                           ====

         During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2002, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2002, we have entered into six Capital Leases with one lessee.

In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease, Capital Lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating, Capital Lease or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An Operating Lease generally represents a greater risk to the Partnership than a Capital Lease or Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Capital Lease or Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Capital Lease or Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Capital Lease or Full Payout Net Lease.

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2002, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2002, the Partnership has not entered into any such agreements.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2002, the aggregate non-recourse debt outstanding of $1,780,000 was 17.2% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2002, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2002, no such agreements existed.

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

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2002, the Partnership has refinanced its notes payable for six existing Operating Leases. The refinanced notes payable, originally set to expire between February, 2004 and December, 2004, had a balance of approximately $190,000 at the time of refinancing. The Partnership received cash of approximately $46,000, net of refinancing fees of approximately $3,000. The new notes payable, which was approximately $239,000 at the time of refinancing, expire in June 2006. Simultaneous, with the refinancing, the Partnership entered into Direct Financing Capital Leases with the lessee for this Equipment.

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

Investments

The Partnership, through Commonwealth Capital Corp ("CCC"), participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below are the Partnership's participation of the total amounts, based on CCC's allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

As of March 26, 2003, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                   EQUIPMENT                 LIST        PURCHASE     MONTHLY   LEASE
          LESSEE                   MFG            DESCRIPTION                PRICE         PRICE       RENT     TERM

           Chrysler             STK          (2) 9490-M34                $  686,158     $  490,110    $12,001      48
             ADP                IBM          (1) 3490-A20                   422,900        178,673      4,290      36
       Household Intl.          STK          (3) 9490-M34                   671,898        405,628      9,100      36
            Timken              DEC          (1) Alpha server               259,507        204,781      5,308      36
            Timken              DEC          (1) Alpha server                46,657         40,928      1,062      36
       Johnson Control          HP           (13) HP9000-C110               441,415        304,718      7,961      36
          Honda R&D             SGI          Onyx Infinite Reality          323,108        263,498      7,076      36
             AT&T               IBM          (1) 3900 DW1/DW2               746,485        477,466     10,205      36
          Federated             IBM          (38) 3130-020                  909,910        600,000     15,162      34
            Lucent              SUN          (1)E6000 server                642,452        461,207     12,042      36
        Lucent upgrade          SUN          Upgrade to server               97,000         69,559      2,046      34
             AT&T               STK          (9) 9490-M34                 2,015,694      1,268,909     31,144      36
             Avon               IBM          (75%( (8) 3900-OW1           2,002,710      1,542,485     37,058      36
           Chrysler             IBM          (2) ES3000                   1,146,500        778,454     22,844      24
        Allied Signal           HP           (20) C180 workstations         838,339        362,615     11,775      24
         Transamerica           SUN          (2) ES3000 servers             212,730        154,965      3,976      36
    Computer Science Corp.      SGI          (50%) (141) workstations     2,055,893        822,455     20,174      36
        Charles Schwab          IBM          (2) 9032-003                   845,043        523,399     21,031      36
        Charles Schwab          IBM          (20%) (6) 9032-003           2,479,443        307,983      6,989      36
        Equitable Life          SUN          (2) E3000                      336,220        205,893      6,491      36
            Chase               SUN          (3) E45D                       358,562        244,584      8,386      24
            Aetna               STK          (2) 9490-M34                   535,932        194,272      4,395      36
        Equitable Life          SUN          6000 Server                    617,310        466,496     12,186      36
           Chrysler             STK          Redwood Tape Drives            466,140        275,094      6,313      36
           Chrysler             STK          Redwood Tape Drives            310,760        183,396      4,209      36
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,312,867     33,376      31
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,255,784     33,376      27
         Pitney Bowes           IBM          (1) 3590                     1,846,080      1,026,634     20,045      38
            Lucent              SUN          (1) 4500 Server                184,897        120,701      3,091      36
            Kaiser              IBM          (7) RS 6000                    770,611        560,621     14,928      36
            Kaiser              IBM          (2) RS 170                     209,445        138,149      3,666      36
            Kaiser              CISCO        Routers                         78,172         62,538      1,637      36
           Thomson              EPSON        (16) Powerlite Projectors      146,960         93,002      2,578      36
           Thomson              NORTEL       Network LLXR759                165,000        109,328      4,245      36
     Great Lakes Chemical       CISCO        (100) Routers                  635,385        456,368     12,073      36
             AT&T               NM           Net Ports DS3                   16,288         15,229        435      36
        Datapage Tech           CISCO        Routers                         22,604         20,424        725      34
     Digital Display Tech       ROLLO        Paper Roll System               18,422         16,785        567      36
     Global Routing Tech        DELL         Workstations/Servers            46,698         42,452      1,434      36
         Keller Group           DELL         Workstations/Servers            59,680         53,481      2,016      32
         Keller Group           HP           Servers/Printers                34,210         30,487      1,203   30-31
   Kennedy Assoc/Architects     DELL         Workstations/Servers            52,632         47,598      1,664   31-36
  Missouri Farm Bureau Serv     DELL         Workstations/Servers           265,000        241,616      8,008   36-37
  Missouri Farm Bureau Serv     HP           Workstations/Serv/Printers      12,084         11,817        354      37
  Missouri Farm Bureau Serv     IBM          Servers                         11,034          9,971        364      33
  Patients First Health Care    Micro Sys    Workstations                     2,863          2,605         88      36
    Petnik & Smith Commun.      COMPAQ       Server                          19,215         17,523        642      33
     Provident Counseling       DELL         Workstations                     4,725          4,260        156      33
      The Gannon Company        IBM          Workstations/Server             14,502         11,608        463   24-31
   Tonnercharge of St Louis     HP           Server/Printers                  9,927          7,790        332   20-27
    Union Financial Group       DELL         Workstation                      7,332          5,427        234      22
Vatterott Educational Centers   DELL         Workstations                    43,191         39,084      1,381   34-35
           Thomson              NORTEL       (46) LAN Routers                74,480         49,106      1,369      36
   General Electric Medical     CISCO        Routers                        117,110         69,523      1,856      35
   General Electric Medical     CISCO        Routers                        100,000         65,491      1,762      36
           Thomson              Thermojet    SOP System                      27,430         18,189        710      24
   General Electric Medical     IBM          (15) 4320-001 InfoPrint         64,050         41,996      1,159      36
           Thomson              XEROX        8830 Printer/Plotter            41,280         27,391      1,064      24
            Kaiser              IBM          7017-S85                       147,308        150,254     11,655      36
            Boeing              SUN          280R Sparclil Model            555,663        566,776     14,892      36
            Eq Pkg              Various      Routers/Servers                454,096        454,096     15,940   16-36
   General Electric Medical     CISCO        24 Port Access Server           15,175         15,479        411      36
   General Electric Medical     CISCO        1 Port upgrade                   1,943          1,982         67      30
           Cap Tech             Various      Routers/Servers                458,504        347,833     10,685   25-37
        America Online          SUN          Servers                        836,026        836,026     22,799      35
           JC Penny             NCR          Router                          74,071         74,071      2,249      30
           JC Penny             NCR          Router                         120,767        120,767      3,896      30
       ITT Night Vision         DELL         Workstation                     24,486         24,486      1,084      22
        America Online          SUN          Server                         135,315        135,315      4,474      27
    Budnick Converting Inc      DELL         Workstation                     47,955         47,955      1,370      34
    Datapage Technologies       DELL         Workstations/Printer            10,160         10,160        280      36
  C. Hager & Sons Hinge Mfg     DELL         Workstations                    65,496         65,496      1,875      34
  C. Hager & Sons Hinge Mfg     DELL         Server                          19,036         19,036        549      34
      Paric Corporation         NEC          Monitors                        32,151         32,151      1,267      24
       Rogers Townsend          COMPAQ       Servers                         36,696         36,696      1,006      36
      Retex Corporation         COMPAQ       Workstation                      6,093          6,093        379      14
     Training A-La-Carte        COMPAQ       Workstation                      8,502          8,502        241      35
   General Electric Medical     SUN          Server                          20,000         20,000        521      36

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

EMPLOYEES

The Partnership has no employees and receives administrative and other services from a related party, CCC, which has 26 employees as of December 31, 2002.

ITEM 2:  PROPERTIES

NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                  Commonwealth Capital Corp filed a complaint on December 21, 2001 with Avon Products, Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-C2-6915. The complaint alleges that the defendants illegally purchased/sold leased equipment without the Partnership's authorization, along with suing for late fees on various lease payments.

                  In December 2002, the representatives of CCC, along with representatives from El Camino and consultants for Avon, met for a reconciliation meeting. This meeting was designed to reconcile all accounting issues (rentals due) related to the Avon lease. A final reconciliation was not submitted by all parties until around February 15, 2003. At that time, CCC reconciled, via payments histories, the amounts owed by each party. A settlement conference with the judge was then scheduled for March 6, 2003. Prior to the conference, CCC submitted their reconciliation of amounts due. At the conference, a reasonable settlement could not be reached on various issues involved in the litigation. Avon was granted another 90 days for discovery, after which a trial date will be set.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2002, there were 524 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2002, 2001 and 2000.

         Quarter Ended           2002         2001         2000
         ---------------------------------------------------------
         March 31             $  171,428   $  228,600   $  228,600
         June 30                 114,286      228,600      228,599
         September 30            114,286      228,229      228,625
         December 31             114,286           -       228,600
                           ---------------------------------------
                              $  514,286   $  685,429   $  914,424
                              ==========   ==========   ==========

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

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership for each of the five years ended December 31, 2002. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                      YEARS ENDED DECEMBER 31,
                        ------------------------------------------------------------------------------------
                            2002              2001              2000              1999              1998
                        ------------      ------------      ------------      ------------      ------------
Lease Income            $  2,711,579      $  3,014,643      $  4,105,811      $  4,598,009      $  4,212,862
                        ------------      ------------      ------------      ------------      ------------
Net (Loss) Income           (251,242)          422,762          (369,209)         (379,337)         (433,744)
                        ------------      ------------      ------------      ------------      ------------
   Cash Distributions        519,480           692,269           923,546           891,690           932,964
                        ------------      ------------      ------------      ------------      ------------
 Net (Loss) Income
   per Limited Partner
   Unit                        (0.55)             0.90             (0.82)            (0.84)            (0.96)
                        ------------      ------------      ------------      ------------      ------------
   Cash Distribution
     per Limited
     Partner Unit               1.12              1.50              1.98              1.90              2.02
                        ------------      ------------      ------------      ------------      ------------

                                                        AS OF DECEMBER 31,
                        -------------------------------------------------------------------------------------
                          2002              2001              2000              1999                1998
                        ------------      ------------      ------------      ------------      -------------
Total Assets            $  3,592,482      $  4,859,360      $  4,387,648      $  7,456,422      $  10,232,970
                        ------------      ------------      ------------      ------------      -------------
Notes Payable              1,780,299         2,380,383         1,665,816         3,326,191          4,769,529
                        ------------      ------------      ------------      ------------      -------------
Partners' Capital          1,532,014         2,306,900         2,586,984         3,879,739          5,150,766
                        ------------      ------------      ------------      ------------      -------------

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

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through December 31, 2002, the Partnership's leasing operations consist substantially of operating leases and six direct financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer's credit history extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on September 22, 1995.

For the year ended December 31, 2002, the Partnership generated cash flow from operating activities of $480,000, which includes a net loss of $206,000 and gain on the sale of computer equipment of $1,000, reduced by depreciation and amortization expenses of $1,704,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $1,150,000.

The Partnership's primary sources of capital for the years ended December 31, 2002, 2001 and 2000 were from cash from operations of $480,000, $1,149,000 and $857,000, and proceeds from the sale of computer equipment of $134,000, $409,000 and $431,000, respectively. The primary uses of cash for the years ended December 31, 2002, 2001 and 2000, were for capital expenditures for new equipment totaling $97,000, $677,000 and $98,000, the payment of acquisition fees of $ 24,000, $106,000 and $33,000, an advance to CCC in the amount of $315,000 for the year ended December 31, 2001, and the payment of preferred distributions to partners totaling $519,000, $692,000 and $924,000, respectively.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2002 and 2001 the Partnership had approximately $24,000 and $14,000, respectively, invested in these money market accounts.

As of December 31, 2002, the Partnership has a receivable from CCC, a related party to the Partnership, in the amount of approximately $307,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds. This is a non-interest bearing receivable that CCC intends to repay over the next three fiscal years from acquisition and debt placement fees earned by the General Partner of the Partnership, as well as agreeing to pay approximately $5,000 per month commencing January 1, 2003.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable operating leases of $1,278,000 for the year ended 2003 and $766,000 thereafter. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable capital leases of $67,000 for the year ended 2003 and $169,000 thereafter. During 2002 and 2001, the Partnership incurred debt in connection with the purchase of computer equipment totaling $504,000 and $1,967,000, respectively. At December 31, 2002, the outstanding debt was $1,780,000, with interest rates ranging from 5.95% to 9.75% and will be payable through June 2006. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 was approximately $3,211,000 and $3,012,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $6,294,000 and $5,650,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 was approximately $1,103,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,956,000 and $2,406,000, respectively.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2002, 2001 and 2000, the Partnership recognized income of $2,714,000, $3,319,000 and $4,117,000 and expenses of $2,920,000,
$2,896,000 and $4,486,000, resulting in net losses for the years ended December 31, 2002 and 2000 of $206,000 and $369,000, respectively, and net income of $423,000 for the year ended December 31, 2001.

Lease income decreased by 10% in 2002 from 2001 primarily due to more operating leases maturing in 2002 than new leases entered into.

Interest income decreased by 78% to $2,000 for the year ended December 31, 2002 from $9,000 for the year ended December 31, 2001, and $11,000 for the year ended December 31, 2000 as a result of rental income being used to purchase additional computer equipment as well as paying distributions to the partners.

The Partnership sold computer equipment during the year ended December 31, 2002, 2001 and 2000 with a net book value of $134,000, $113,000 and $569,000, respectively, for a net gain of $1,000 and $295,000 in 2002 and 2001, respectively, and a net loss of $138,000 in 2000.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, for administration and operation of the Partnership. These expenses increased by 59 % to $571,000, up from $360,000 during the year ended December 31, 2001 and $241,000 during the year ended December 31, 2000. This increase is primarily attributable to reimbursable expenses in connection with the administration and operation of the Partnership charged by CCC, increasing by approximately $97,000, remarketing fees paid to brokers increasing by approximately $30,000, postage and shipping costs increasing by approximately $9,000, conventions increasing by approximately $11,000, legal fees increasing by approximately $32,000, equipment shipping costs increasing by approximately $4,000, accounting fees increasing by approximately $7,000 and due diligence of approximately $22,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating and capital leases. The equipment management fee decreased to $136,000 during the year ended December 31, 2002 from $151,000 during the year ended December 31, 2001 and $222,000, during the year ended December 31, 2000, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 2000 only), equipment acquisition fees and debt placement fees. The 25% decrease to $1,704,000 during the year ended December 31, 2002 from $2,270,000 and $3,680,000 during the year ended December 31, 2001 and 2000, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership has recorded $399,000, $9,000 and $45,000 as allowances against accounts receivable for the periods ending December 31, 2002, 2001 and 2000, respectively. The increase in 2002 is due to the Avon lawsuit discussed in
Part I, Item 3.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2001, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $100,000 in the fourth quarter of 2001 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002 and 2000, the Partnership determined that no impairment had occurred.

For the periods ended December 31, 2002 and 2001, the Partnership has a receivable from CCC, a related party to the Partnership, in the amount of approximately $307,000 and $315,000, respectively. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund and other funds.

NET INCOME / LOSS

         Net income decreased to a net loss of $251,000 in 2002 from net income of $423,000 in 2001 and a net loss of $369,000 in 2000.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                     FIN 45

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                                    SFAS 144

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

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings

                                    SFAS 146

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund
II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President and Portfolio Manager of CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Lynn Franceschina          Vice President and Accounting Manager of the General
                           Partner and CCC

Dorothy A. Ferguson        Assistant Vice President of CCC

         George S. Springsteen, age 68, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 43, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 52, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC, Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 32, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 31, is Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 60, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                         AMOUNT           AMOUNT          AMOUNT
        ENTITY                                                                          INCURRED         INCURRED        INCURRED
      RECEIVING
    COMPENSATION                       TYPE OF COMPENSATION                            DURING 2002      DURING 2001     DURING 2000
                                 OFFERING AND ORGANIZATION STAGE
The General Partner     Organizational   Fee.  An   Organization                              $0               $0              $0
                        Fee equal to three  percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions
                        and two percent of the Limited Partners' Capital
                        Contribution in excess of $10,000,000, as compensation
                        for the organization of the Partnership. It is
                        anticipated that all Organizational and Offering
                        Expenses which include legal, accounting and printing
                        expenses; various registration and filing fees;
                        miscellaneous expenses related to the organization and
                        formation of the Partnership; other costs of
                        registration; and costs incurred in connection with the
                        preparation, printing and distribution of this Report
                        and other sales literature. The General Partner pays all
                        Organizational and Offering Expenses, other than
                        Underwriter's Commissions and a non-accountable expense
                        allowance payable to the Dealer Manager that is equal to
                        the lesser of (i) one percent of the Offering proceeds
                        or (ii) $50,000.

                              OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner     Reimbursement  of Expenses.  The General                        $246,000         $148,000         $91,000
and its Affiliates      and its Affiliates  Partner are entitled
                        to reimbursement by the Partnership for the cost of
                        goods, supplies or services obtained and used by the
                        General Partner in connection with the administration
                        and operation of the Partnership from third parties
                        unaffiliated with the General Partner. In addition, the
                        General Partner and its affiliates are entitled to
                        reimbursement of certain expenses incurred by the
                        General Partner and its affiliates in connection with
                        the administration and operation of the Partnership. The
                        amounts set forth on this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Equipment  Acquisition Fee. An Equipment Acquisition             $24,000         $106,000         $33,000
                        Fee of four percent of the Purchase Price of each item
                        of Equipment purchased as compensation for the
                        negotiation of the acquisition of the Equipment and the
                        lease thereof or sale under a Conditional Sales
                        Contract. The fee was paid upon each closing of the
                        Offering with respect to the Equipment purchased by the
                        Partnership with the net proceeds of the Offering
                        available for investment in Equipment. If the
                        Partnership acquires Equipment in an amount exceeding
                        the net proceeds of the Offering available for
                        investment in Equipment, the fee will be paid when such
                        Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation  for arranging                $5,000          $20,000          $7,000
                        Term Debt to finance the acquisition of Equipment to the
                        Partnership, a fee equal to one percent of such
                        indebtedness; provided, however, that such fee is
                        reduced to the extent the Partnership incurs such fees
                        to third Parties, un affiliated with the General Partner
                        or the lender, with respect to such indebtedness and no
                        such fee is paid with respect to borrowings from the
                        General Partner or its Affiliates.

The General Partner     Equipment  Management Fee. A monthly fee equal to the           $136,000         $151,000        $222,000
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

The General Partner     Partnership   Interest.    The   General Partner                  $5,194           $6,840          $9,122
                        has a present and continuing one percent interest of
                        $1,000 in the Partnership's item of income, gain, loss,
                        deduction, credit, and tax preference. In addition, the
                        General Partner receives one percent of Cash Available
                        for Distribution until the Limited Partners have
                        received distributions of Cash Available for
                        Distribution equal to their Capital Contributions plus
                        the 10% Priority Return and thereafter, the General
                        Partner will receive 10% of Cash Available for
                        Distribution.

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

ACQUISITIONS

         CCC and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other Affiliate as disclosed in this Report. CCC, the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of CCC.

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

     "Capital Leases" are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment.

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

     "Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of equipment that is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements.

         Commonwealth Income & Growth Fund II

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2002 and 2001

         Statements of Operations for each of the three years ended December 31, 2002, 2001 and 2000.

         Statements of Partners' Capital for each of the three years ended December 31, 2002, 2001 and 2000.

         Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000.

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditor

         Balance Sheet as of February 28, 2002

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditor

         Consolidated Balance Sheet as of February 28, 2002

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

               99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  GEORGE S. SPRINGSTEEN
--------------------------
George S. Springsteen
Chief Executive Officer
March 31, 2003

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  KIMBERLY A. SPRINGSTEEN
----------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2003 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND II
                                         By:  COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                    By:      /s/ GEORGE S. SPRINGSTEEN
                                             -------------------------
                                             George S. Springsteen, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003

SIGNATURE                                            CAPACITY

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date" ); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  GEORGE S. SPRINGSTEEN
--------------------------
George S. Springsteen
Chief Executive Officer
March 31, 2003

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date" ); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  KIMBERLY A. SPRINGSTEEN
----------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

                      Commonwealth Income & Growth Fund II

                  Years Ended December 31, 2002, 2001 and 2000

                      Commonwealth Income & Growth Fund II

                          Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000

                      Commonwealth Income & Growth Fund II

                                    Contents

        Report of Independent Certified Public Accountants               3

        Financial statements
            Balance sheets                                             4-5
            Statements of operations                                     6
            Statements of partners' capital                              7
            Statements of cash flows                                   8-9

        Notes to financial statements                                10-26

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States.

                                                    /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 7, 2003

December 31,                                                                      2002                 2001
-------------------------------------------------------------------------   -----------------    ----------------
Assets

Cash and cash equivalents                                                   $          33,361    $         14,425
Lease income receivable, net of reserve of $421,000 in 2002,
     and $54,200 in 2001                                                              409,516             488,472
Net investment in direct financing leases                                             191,426                   -
Accounts receivable, affiliated limited partnerships                                    8,434               2,761
Prepaid fees                                                                            6,219               3,200
                                                                            -----------------    ----------------
                                                                                      648,956             508,858
                                                                            -----------------    ----------------
Computer equipment, at cost                                                        10,350,520          11,656,085
Accumulated depreciation                                                           (7,819,423)         (7,769,975)
                                                                            -----------------    ----------------
                                                                                    2,531,097           3,886,110
                                                                            -----------------    ----------------
Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $91,604 and $85,025, respectively                    105,025             148,988
Accounts receivable, Commonwealth Capital Corp.                                       307,404             315,404
                                                                            -----------------    ----------------
                                                                                      412,429             464,392
                                                                            -----------------    ----------------
Total assets                                                                $       3,592,482    $      4,859,360
                                                                            =================    ================

                      Commonwealth Income & Growth Fund II

                                  Balance Sheet

December 31,                                                                       2002                2001
-------------------------------------------------------------------------   -----------------    ----------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                       $          72,658    $         40,472
     Accounts payable, General Partner                                                 27,457              55,675
     Other accrued expenses                                                             7,362                   -
     Unearned lease income                                                            172,692              75,930
     Notes payable                                                                  1,780,299           2,380,383
                                                                            -----------------    ----------------
Total liabilities                                                                   2,060,468           2,552,460
                                                                            -----------------    ----------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited Partners                                                               1,531,014           2,305,900
                                                                            -----------------    ----------------
Total partners' capital                                                             1,532,014           2,306,900
                                                                            -----------------    ----------------
Total liabilities and partners' capital                                     $       3,592,482    $      4,859,360
                                                                            =================    ================

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund II

                            Statements of Operations

Year ended December 31,                                            2002                2001                2000
-----------------------------------------------------------    -------------       -------------       ------------
Income
     Lease                                                     $   2,711,579       $   3,014,643       $  4,105,811
     Interest and other                                                2,054               9,248             11,359
     Gain on sale of equipment                                           828             295,135                  -
                                                               -------------       -------------       ------------
Total income                                                       2,714,461           3,319,026          4,117,170
                                                               -------------       -------------       ------------
Expenses
     Operating, excluding depreciation                               571,038             360,293            241,150
     Equipment management fee, General Partner                       135,579             151,046            221,768
     Depreciation                                                  1,630,810           2,183,171          3,516,828
     Amortization of equipment acquisition costs, and
         deferred expenses                                            73,028              87,058            162,722
     Interest                                                        156,380             105,496            160,897
     Provision for uncollectible accounts receivable                 398,868               9,200             45,000
     Loss on sale of computer equipment                                    -                   -            138,014
                                                               -------------       -------------       ------------
Total expenses                                                     2,965,703           2,896,264          4,486,379
                                                               -------------       -------------       ------------
Net (loss) income                                              $    (251,242)      $     422,762       $   (369,209)
                                                               =============       =============       ============

Net (loss) income per equivalent limited partnership unit      $       (0.55)      $        0.90       $       (.82)

Weighted average number of equivalent
     limited partnership units outstanding during the year           460,126             461,400            461,817
                                                               =============       =============       ============

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund II

                         Statements of Partners' Capital

                                         General    Limited
                                         Partner    Partner      General         Limited
                                          Units      Units       Partner         Partners            Total
                                         -------    -------   ------------    --------------    ---------------
Balance, December 31, 1999                    50    461,817   $      1,000    $    3,878,739    $     3,879,739

Net income (loss)                              -          -          9,122          (378,331)          (369,209)
Distributions                                  -          -         (9,122)         (914,424)          (923,546)
                                         -------    -------   ------------    --------------    ---------------

Balance, December 31, 2000                    50    461,817          1,000         2,585,984          2,586,984

Net income                                     -          -          6,840           415,922            422,762
Redemption                                     -     (1,250)             -           (10,577)           (10,577)
Distributions                                  -          -         (6,840)         (685,429)          (692,269)
                                         -------    -------   ------------    --------------    ---------------

Balance, December 31, 2001                    50    460,567          1,000         2,305,900          2,306,900
Net income (loss)                              -          -          5,194          (256,436)          (251,242)
Redemption                                     -       (500)             -            (4,164)            (4,164)
Distributions                                  -          -         (5,194)         (514,286)          (519,480)
                                         -------    -------   ------------    --------------    ---------------
Balance, December 31, 2002                    50    460,067   $      1,000    $    1,531,014    $     1,532,014
                                         =======    =======   ============    ==============    ===============

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

Year ended December 31,                                             2002              2001             2000
------------------------------------------------------------   ---------------   --------------   ---------------
Cash flows from operating activities
     Net (loss) income                                         $      (251,242)  $      422,762   $      (369,209)
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities
              Depreciation and amortization                          1,703,838        2,270,229         3,679,550
              (Gain) loss on sale of computer
                  equipment                                               (828)        (295,135)          138,014
              Other noncash activities included in
                  determination of net (loss) income                (1,149,810)      (1,252,115)       (2,381,576)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                           78,956          (31,227)         (156,738)
                      Interest and other receivables                         -                -            30,689
                      Prepaid fees                                      (3,019)               -            (3,200)
                  Increase (decrease) in liabilities
                      Accounts payable                                  32,186          (51,098)            4,012
                      Accounts payable,
                           Commonwealth Capital Corp.                        -              (62)               62
                           Accounts payable, General Partner           (28,218)          50,174            40,419
                      Accounts receivable / payable,
                            affiliated limited partnerships             (5,673)          (7,090)            4,329
                      Other accrued expenses                             7,362                -                 -
                      Unearned lease income                             96,762           42,544          (129,548)
                                                               ---------------   --------------   ---------------
Net cash provided by operating activities                              480,314        1,148,982           856,804
                                                               ---------------   --------------   ---------------

                      Commonwealth Income & Growth Fund II

                            Statements of Cash Flows

Year ended December 31,                                              2002               2001            2000
-------------------------------------------------------------   ----------------    ------------    ------------
Cash flows from investing activities
     Capital expenditures                                       $        (97,107)   $   (677,233)   $    (98,453)
     Net proceeds from sale of computer
         equipment                                                       134,335         408,634         431,394
     Equipment acquisition fees paid to the
         General Partner                                                 (24,029)       (105,760)        (33,588)
                                                                ----------------    ------------    ------------
Net cash provided by (used in) investing
     activities                                                           13,199        (374,359)        299,353
                                                                ----------------    ------------    ------------
Cash flows from financing activities
     Proceeds from refinancing notes payable                              46,103               -               -
     Distributions to partners                                          (519,480)       (692,269)       (923,546)
     Accounts receivables - Commonwealth
         Capital Corp.                                                     8,000        (315,404)              -
     Redemption of limited partners                                       (4,164)        (10,577)              -
     Debt placement fee paid to the General
         Partner                                                          (5,036)        (19,667)         (7,215)
                                                                ----------------    ------------    ------------
Net cash (used in) financing activities                                 (474,577)     (1,037,917)       (930,761)
                                                                ----------------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents                                                          18,936        (263,294)        225,396

Cash and cash equivalents at beginning of year                            14,425         277,719          52,323
                                                                ----------------    ------------    ------------
Cash and cash equivalents at end of year                        $         33,361    $     14,425    $    277,719
                                                                ================    ============    ============

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

1.       Business

Commonwealth Income & Growth Fund II (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp. ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association
(ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2002, annual cash distributions to limited partners were made at a rate of 5.6% of their original contributed capital. During 2001, annual cash distributions to limited partners were made at a rate of 7.4% of their original contributed capital. During 2000, annual cash distributions to limited partners were made at a rate of 9.9% of their original contributed capital. Distributions during 2002 reflect an annual return of capital in the amount of approximately $1.12 per weighted average number of limited partnership units outstanding during the year. Distributions during 2001 reflect an annual return of capital in the amount of approximately $1.49 per weighted average number of limited partnership units outstanding during the year. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.98 per limited partnership unit for units, which were outstanding for the entire year.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

2.       Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2002, the Partnership's leasing operations consist substantially of operating leases and six direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2002 and 2000, the Partnership determined that no impairment had occurred. In 2001, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $100,000 and in the fourth quarter of 2001 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions were 7% of the partners' contributed capital and dealer manager fees were 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

3.       Net Investment in Direct Financing Sales-Type Leases

The following lists the components of the net investment in direct financing and sales-type leases as of December 31, 2002 and 2001:

                                                                   2002            2001
                                                                -----------      ---------
         Minimum lease payments receivable                      $   236,208      $       -
         Less: Unearned Revenue                                      44,782              -
                                                                -----------      ---------
         Net investment in direct financing leases              $   191,426             --
                                                                -----------      ---------


The following is a schedule of future minimum rentals on noncancellable direct financing at December 31, 2002:

         Year ending December 31,                     Amount
         ------------------------                    ---------

              2003                                   $  67,488

              2004                                      67,488

              2005                                      67,488

              2006                                      33,744
                                                     ---------
                                                     $ 236,208
                                                     =========

All direct financing leases are with one lessee.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

4.       Computer Equipment

The Partnership is the lessor of equipment under operating and capital leases with periods ranging from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 was approximately $3,211,000 and $3,012,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $6,294,000 and $5,650,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 was approximately $1,103,000 and $1,581,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,956,000 and $2,406,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2002:

              Year ending December 31,                             Amount
              ---------------------------------------------   --------------

                  2003                                        $   1,278,000
                  2004                                              731,000
                  2005                                               28,000
                  2006                                                7,000
                                                              --------------
                                                              $   2,044,000
                                                              ==============

Lease income from four lessees, each exceeding 10% of lease revenue, represented approximately 50% of lease income for the year ended December 31, 2002. Lease income from three lessees approximated 40% of lease income for the year ended December 31, 2001. Lease income from one lessee approximated 11% of lease income for the year ended December 31, 2000.

As of December 31, 2002, two lessees comprised approximately 99% of the Partnership's accounts receivable.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

5.       Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were paid during 2002, 2001 and 2000.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Reimbursement of Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2002, 2001 and 2000, the Partnership recorded $246,000, $148,000 and $91,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2002, 2001 and 2000, equipment acquisition fees of approximately $24,000, $106,000 and $33,000, respectively, were paid to the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002, 2001 and 2000, debt placement fees of approximately $5,000, $20,000 and $7,000, respectively, were paid to the General Partner.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2002, 2001 and 2000, equipment management fees of approximately $136,000, $151,000 and $222,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Release Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2002, 2001 and 2000.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2002, 2001 and 2000.

Accounts Receivable - Commonwealth Capital Corp

As of December 31, 2002, the Partnership has a non-interest bearing receivable from Commonwealth Capital Corp ("CCC"), a related party to the Partnership, in the amount of approximately $286,000, which originated in 2001. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay, through acquisition and debt placement fees, over approximately the next two fiscal years, with a minimum payment of $5,000 per month, commencing January 1, 2003.

6.       Notes Payable

Notes payable consisted of the following:

  December 31,                                        2002            2001
  ----------------------------------------------   ---------      -----------

  Installment notes payable to banks; interest
  ranging from 6.6% to 9.25%, due in monthly
  installments ranging from $108 to $14,928,
  including interest, with final payments due
  from January through November 2002.              $      -       $    81,833

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

  December 31,                                         2002          2001
  ----------------------------------------------   -----------    -----------

  Installment notes payable to banks; interest
  ranging from 7.25% to 9.75%, due in monthly
  installments ranging from $72 to $5,975,
  including interest, with final payments due
  from February through December 2003.             $   224,172    $   490,762

  Installment notes payable to banks; interest
  ranging from 6.50% to 8.75%, due in monthly
  installments ranging from $96 to $22,799,
  including interest, with final payments due
  from February through December 2004.               1,213,397      1,807,788

  Installment notes payable to banks; interest
  ranging from 6.25% to 6.80%, due in monthly
  installments ranging from $241 to $1,875,
  including interest, with final payments due
  from February through April 2005.                    131,353              -

  Installment notes payable to banks; interest
  ranging from 5.95% to 6.50%, due in monthly
  installments ranging from $507 to $1,892,
  including interest, with final payments due
  June 2006.                                           211,377              -
                                                   -----------    -----------
                                                   $ 1,780,299    $ 2,380,383
                                                   ===========    ===========

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2002 are as follows:

     Year ending December 31,                                 Amount
     --------------------------------------------------     -----------

         2003                                               $ 1,051,933
         2004                                                   618,764
         2005                                                    76,536
         2006                                                    33,066
                                                            -----------
                                                            $ 1,780,299
                                                            ===========

7.       Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Year ended December 31,                                         2002               2001                2000
-------------------------------------------------------   ----------------   ----------------    ----------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $      1,149,810   $      1,250,353    $      2,381,576

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired                     -              1,762                   -
                                                          ----------------   ----------------    ----------------
Total adjustment to net loss from other
     noncash activities                                   $      1,149,810   $      1,252,115    $      2,381,576
                                                          ----------------   ----------------    ----------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

         Noncash investing and financing activities include the following:

Year ended December 31,                                          2002              2001                2000
-----------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                 $     503,623     $    1,966,682      $     721,296
-----------------------------------------------------------------------------------------------------------------

Net book value of equipment converted to
     direct financing leases                               $     226,581     $           --      $          --
-----------------------------------------------------------------------------------------------------------------

Notes payable refinanced                                   $     189,909     $           --      $          --
-----------------------------------------------------------------------------------------------------------------


8.       Litigation

The Partnership, through Commonwealth Capital Corp, has initiated a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership. The Partnership has approximately $404,000 of unreserved accounts receivable relating to this matter.

9. Reconciliation of Net (Loss) Income Reported for Financial Reporting Purposes to Taxable (Loss) Income on the Federal Partnership Return

Year ended December 31,                                          2002              2001                2000
-------------------------------------------------------   ----------------   ----------------    ----------------
Net (loss) income for financial
         reporting purposes                               $       (251,242)  $        422,762    $       (369,209)
     Adjustments
         Depreciation                                             (747,721)              (626)            748,607
         Amortization                                               60,869             69,077             150,046
         Unearned lease income                                     251,553              4,176              (3,276)
         Bad debt expense                                          281,008                  -                   -
         Loss on sale of computer equipment                       (318,453)          (921,318)           (707,768)
         Other                                                     186,706           (112,207)            (15,357)
                                                          ----------------   ----------------    ----------------
Taxable (loss) on the Federal Partnership
     Return                                               $       (537,280)  $       (536,884)   $       (196,957)
                                                          ================   ================    ================

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment for (loss) on sale of equipment is due to larger depreciation lives for tax reporting purposes.

10.      Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:


                                                                        Quarter ended
                                           -------------------------------------------------------------------
                                              March 31         June 30        September 30         December 31
                                           --------------   -------------    ---------------     -------------
2002

Revenues
     Lease and other                       $      703,717   $     686,154    $       668,151     $     655,611
     Gain on sale of computer
         equipment                                  1,842          (1,539)              (611)            1,136
                                           --------------   -------------    ---------------     -------------
Total revenues                                    705,559         684,615            667,540           656,747

Total costs and expenses                          782,877         717,176            720,191           745,459
                                           --------------   -------------    ---------------     -------------
Net (loss)                                 $      (77,318)  $     (32,561)   $       (52,651)    $     (88,712)
                                           ==============   =============    ===============     =============
(Loss) per limited
     partner unit                          $         (.17)  $        (.07)   $          (.11)    $        (.19)
                                           ==============   =============    ===============     =============

During the fourth quarter of 2002, the Partnership recorded a provision for uncollectible accounts receivable of approximately $212,000 "representing a $.46 loss per limited partner unit", which includes approximately $111,000 for revenues recorded in the 4th quarter.

                      Commonwealth Income & Growth Fund II

                          Notes to Financial Statements

                                                                        Quarter ended
                                           ----------------------------------------------------------------------
                                               March 31         June 30          September 30       December 31
                                           --------------   --------------    ----------------   ---------------
2001

Revenues
     Lease and other                       $      832,208   $      748,966    $        750,903   $       691,814
     Gain on sale of computer
         equipment                                      -           95,628             182,389            40,363
                                           --------------   --------------    ----------------   ---------------
Total revenues                                    832,208          844,594             933,292           732,177
                                           --------------   --------------    ----------------   ---------------
Costs and expenses
     Costs and expenses                           938,892          627,545             546,334           783,493
     Loss on sale of computer
         equipment                                 23,245                -                   -                 -
                                           --------------   --------------    ----------------   ---------------
Total costs and expenses                          962,137          627,545             546,334           783,493
                                           --------------   --------------    ----------------   ---------------
Net (loss) income                          $     (129,929)  $      217,049    $        386,958   $       (51,316)
                                           ==============   ==============    ================   ===============
(Loss) income per limited
     partner unit                          $        (0.29)  $         0.47    $           0.84   $         (0.08)
                                           ==============   ==============    ================   ===============

The cumulative gain or loss on sale of equipment is included in revenues or costs as appropriate.