Form 10-Q
period 2003-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2003-05-16
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996
                                                --------

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

                                 (610) 594-9600
          -------------------------------------------------------------
              (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


               YES  [X]                            NO   [ ]

                      Commonwealth Income & Growth Fund II
                                 Balance Sheets

                                                                        March 31          December 31,
                                                                          2003                2002
                                                                      ------------        ------------
                                                                      (unaudited)
Assets
Cash and cash equivalents                                             $     50,954        $     33,361
Lease income receivable, net of allowance for doubtful
     accounts reserve of $421,008 as of March 31, 2003
     and December 31, 2002                                                 408,824             409,516
Net investment in direct financing leases                                  180,171             191,426
Other receivables - affiliated partnerships                                 11,835               8,434
Prepaid fees                                                                 3,200               6,219
                                                                      ------------        ------------
                                                                           654,984             648,956
                                                                      ------------        ------------

Computer equipment, at cost                                             10,339,121          10,350,520
Accumulated depreciation                                                (8,070,723)         (7,819,423)
                                                                      ------------        ------------
                                                                         2,268,398           2,531,097
                                                                      ------------        ------------

Equipment acquisition costs and deferred expenses, net                      89,247             105,025
Accounts receivable, Commonwealth Capital Corp                             317,402             307,404
                                                                      ------------        ------------
                                                                           406,649             412,429
                                                                      ------------        ------------
Total assets                                                          $  3,330,031        $  3,592,482
                                                                      ============        ============

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                      $    204,789        $     72,658
Accounts payable - General Partner                                          81,126              27,457
Other accrued expenses                                                       1,044               7,362
Unearned lease income                                                      131,580             172,692
Notes payable                                                            1,490,989           1,780,299
                                                                      ------------        ------------
Total liabilities                                                        1,909,528           2,060,468
                                                                      ------------        ------------

Partners' Capital
General partner                                                              1,000               1,000
Limited partners                                                         1,419,503           1,531,014
                                                                      ------------        ------------
Total partners' capital                                                  1,420,503           1,532,014
                                                                      ------------        ------------
Total liabilities and partners' capital                               $  3,330,031        $  3,592,482
                                                                      ============        ============


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                            Statements of Operations

                                                                             Three Months Ended
                                                                                  March 31
                                                                      -------------------------------
                                                                          2003                2002
                                                                      ----------           ----------
                                                                                (unaudited)
Income
Lease                                                                 $  542,526           $  703,247
Interest and other                                                           175                  470
Gain on sale of computer equipment                                             -                1,842
                                                                      ----------           ----------

Total income                                                             542,701              705,559
                                                                      ----------           ----------

Expenses
Operating, excluding depreciation                                        193,863              110,141
Equipment management fee - General Partner                                27,127               35,162
Interest                                                                  29,950               39,068
Depreciation                                                             266,262              522,338
Amortization of equipment
  acquisition costs and deferred expenses                                 16,378               21,751
Bad debt expense                                                               -               54,417
Loss on sale of computer equipment                                         5,192                    -
                                                                      ----------           ----------
Total expenses                                                           538,772              782,877
                                                                      ----------           ----------

Net income (loss)                                                     $    3,929           $  (77,318)
                                                                      ==========           ==========

Net income (loss) per equivalent limited
  partnership unit                                                    $     0.01           $    (0.17)
                                                                      ==========           ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period                        460,067              460,306
                                                                      ==========           ==========

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                         Statements of Partners' Capital

                                                                      For the Three Months Ended March 31, 2003
                                                                                  (unaudited)

                                                General          Limited
                                                Partner          Partner            General           Limited
                                                 Units            Units             Partner           Partner              Total
                                                -------          -------           -------         -----------          -----------
Partners' capital - December 31, 2002              50            460,067           $ 1,000         $ 1,531,014          $ 1,532,014
                                                -------          -------           -------         -----------          -----------
  Net income                                                                         1,154               2,775                3,929
  Distributions                                                                     (1,154)           (114,286)            (115,440)
                                                -------          -------           -------         -----------          -----------
Partners' capital - March 31, 2003                 50            460,067           $ 1,000         $ 1,419,503          $ 1,420,503
                                                =======          =======           =======         ===========          ===========

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund II
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2003 and 2002

                                                                        2003            2002
                                                                    ------------     ----------
                                                                       (unaudited)
Operating activities
Net income (loss)                                                   $      3,929     $  (77,318)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                     282,640        544,089
       Allowance for bad debts                                                 -         22,800
       Loss (gain) on sale of computer equipment                           5,291         (1,842)
      Other noncash activities included in
          determination of net income (loss)                            (275,213)      (306,557)
      Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                        692        (18,452)
              Minimum lease receivables                                      504              -
              Other receivable, General Partner                           53,669              -
              Other receivables - affiliated partnerships                 (3,401)          (377)
              Prepaid items                                                3,019         (3,000)
         Increase (decrease) in liabilities
              Accounts payable                                           132,131         30,151
              Accounts payable, General Partner                           (6,318)       (41,106)
              Unearned lease income                                      (41,112)        11,596
                                                                    ------------     ----------

Net cash provided by operating activities                                155,831        159,984
                                                                    ------------     ----------

Investing activities:

Capital Expenditures                                                     (15,000)       (28,906)
Net proceeds from the sale of computer equipment                           2,800        108,196
Equipment acquisition fees paid to General Partner                          (600)        (8,773)
                                                                    ------------     ----------

Net cash (used in) provided by investing activities                      (12,800)        70,517
                                                                    ------------     ----------

Financing activities:
Distributions to partners                                               (115,440)      (173,160)
Redemption of limited partners                                                 -         (4,164)
Other receivables-Commonwealth Capital Corp                               (9,998)        (9,323)
Debt Placement fee paid to the General Partner                                 -         (1,904)
                                                                    ------------     ----------

Net cash (used in) financing activities                                 (125,438)      (188,551)
                                                                    ------------     ----------

Net increase in cash and equivalents                                      17,593         41,950
Cash and cash equivalents, beginning of period                            33,361         14,425
                                                                    ------------     ----------

Cash and cash equivalents, end of period                            $     50,954     $   56,375
                                                                    ============     ==========

                 see accompanying notes to financial statements

                                           NOTES TO FINANCIAL STATEMENTS

1.      Business                        Commonwealth Income & Growth Fund II (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to
                                        U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the
                                        Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The
                                        Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General
                                        Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.
                                        CCC is a member of the Investment Program Association (IPA), Financial Planning Association
                                        (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2006.

2.      Summary of                      Basis of Presentation
        Significant
        Accounting                      The financial information presented as of any date other than December 31 has been prepared
        Policies                        from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on
                                        Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                                        Revenue Recognition

                                        Through March 31, 2003, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                                        Long-Lived Assets

                                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.
                                        If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2003, there is no impairment.

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

3.      Net Investment in
        Direct Financing                The following lists the components of the net investment in direct financing leases as of
        Leases                          March 31, 2003 and December 31, 2002:

                                                                                            March 31,         December 31,
                                                                                               2003               2002
                                                                                            -----------------------------
                                        Minimum lease payments receivable                   $ 220,625          $ 236,208
                                        Less: Unearned revenue                                 40,454             44,782
                                        ---------------------------------------------------------------------------------
                                        Net investment in direct financing leases           $ 180,171          $ 191,426
                                        ---------------------------------------------------------------------------------

                                        The following is a schedule of future minimum rentals on noncancellable direct financing leases at March 31, 2003

                                                                                                              Amount
                                                                                                        -----------------
                                        Nine Months Remaining December 31, 2003                         $         51,905
                                        Year Ended December 31, 2004                                              67,488
                                        Year Ended December 31, 2005                                              67,488
                                        Year Ended December 31, 2006                                              33,744
                                                                                                        -----------------
                                                                                                        $        220,625
                                        ---------------------------------------------------------------------------------

4.      Computer                        The Partnership is the lessor of equipment under operating leases with periods ranging from
        Equipment                       14 to 37 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                        The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $1,660,000 and
                                        $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,813,000 and
                                        $2,765,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $801,000 and
                                        $923,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,353,000 and $1,566,000, respectively.

                                        The following is a schedule of future minimum rentals on noncancellable operating leases at
                                        March 31, 2003:
                                                                                                         Amount
                                        --------------------------------------------------------------------------
                                        Nine Months ended December 31, 2003                         $   1,318,000
                                        Year Ended December 31, 2004                                      645,000
                                        Year Ended December 31, 2005                                       81,000
                                        Year Ended December 31, 2006                                       34,000
                                        --------------------------------------------------------------------------
                                                                                                    $   2,078,000
                                        --------------------------------------------------------------------------

5.      Related Party                   Other Receivables
        Transactions
                                        As of March 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $317,000. This receivable, as well as any future receivables, was and will be made at the discretion of the General
                                        Partner, per the prospectus, and was substantially advanced in 2001. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay, through acquisition and debt placement fees, over approximately the next several years, with a minimum payment of $5,000 per month, commencing January 1, 2003.

6. Notes Payable                        Notes payable consisted of the following:


                                                                                            March 31,          December 31,
                                                                                              2003                 2002
                                        ------------------------------------------------------------------------------------

                                        Installment notes payable to banks;
                                        interest ranging from 7.25% to 9.75%,
                                        due in monthly installments ranging from
                                        $72 to $5,975, including interest, with
                                        final payments due from February through
                                        December 2003.                                    $    145,365         $    224,172

                                        Installment notes payable to banks;
                                        interest ranging from 6.50% to 8.75%,
                                        due in monthly installments ranging from
                                        $96 to $22,799, including interest, with
                                        final payments due from February through
                                        December 2004.                                       1,030,451            1,213,397

                                        Installment notes payable to banks;
                                        interest ranging from 6.25% to 6.75%,
                                        due in monthly installments ranging from
                                        $240 to $1,875, including interest, with
                                        final payments due from February through
                                        April 2005.                                            117,403              131,353

                                        Installment notes payable to banks,
                                        interest ranging from 5.95% to 6.50%:
                                        due in monthly installments ranging from $507 to $1,892, including interest, with final payments due June, 2006.

                                                                                               197,770              211,377
                                                                                          ----------------------------------
                                                                                          $  1,490,989         $  1,780,299
                                        ====================================================================================

                                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to
                                        March 31, 2003 are as follows:

                                                                                                          Amount
                                                                                                      --------------
                                        Nine months ended December 31, 2003                           $     762,624
                                        Year ended December 31, 2004                                        618,764
                                        Year ended December 31, 2005                                         76,535
                                        Year ended December 31, 2006                                         33,066
                                                                                                      -------------
                                                                                                      $   1,490,989
                                                                                                      -------------

7.      Supplemental                    Other noncash activities included in the determination of net loss are as follows:
        Cash Flow
        Information

                                        Three months ended March 31,                           2003               2002
                                        -------------------------------------------------------------------------------------------

                                        Lease income, net of interest expense on
                                        notes payable realized as a result of
                                        direct payment of principal by lessee to
                                        bank                                              $    275,213         $   306,557
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

                                                        Noncash investing and financing activities include the following:

                                        Three months ended March 31,                           2003               2002
                                        -------------------------------------------------------------------------------------------

                                        Debt assumed in connection with purchase
                                             of computer equipment                        $         -          $   190,419
                                        -------------------------------------------------------------------------------------------
                                        Net book value of equipment converted to direct
                                             financing leases                             $     3,346          $         -
                                        ===========================================================================================

8.      Litigation                      The Partnership, through CCC, has initiated a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms. Management believes that the
                                        Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership.
                                        The Partnership has approximately $404,000 of unreserved accounts receivable relating to this matter.

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

REVENUE RECOGNITION

Through March 31, 2003, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2003 and 2002 were from cash from operations of $156,000 and $160,000, respectively, and net proceeds received from sale of equipment totaling $3,000 and $108,000, respectively. The primary uses of cash for the three months ended March 31, 2003 and 2002, were for capital expenditures for new equipment totaling $15,000 and $29,000, respectively, and the payment of preferred distributions to partners of $115,000 and $173,000, respectively.

For the three month period ended March 31, 2003, the Partnership generated cash flows from operating activities of $156,000, which includes net income of $4,000, depreciation and amortization expenses of $282,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $275,000.

For the three month period ended March 31, 2002, the Partnership generated cash flows from operating activities of $160,000, which includes a net loss of $77,000, a gain on sale of equipment totaling $2,000, and depreciation and amortization expenses of $544,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $307,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

Included in accounts receivable is approximately $404,000 of receivables from Avon Products Inc., in which the Partnership, through CCC, has initiated a lawsuit against Avon for failure to make monthly lease payments based on the existing lease terms. Management believes that the Partnership will prevail in this matter and that the outcome of this uncertainty is not expected to have a material adverse impact to the financial statements of the Partnership.

As of March 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $317,000. This receivable, as well as any future receivables, was and will be made at the discretion of the General Partner, per the prospectus, and was substantially advanced in 2001. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay, through acquisition and debt placement fees, over approximately the next several years, with a minimum payment of $5,000 per month, commencing January 1, 2003.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $1,318,000 for the balance of the year ending December 31, 2003 and $760,000 thereafter. At March 31, 2003, the outstanding debt was $1,491,000, with interest rates ranging from 5.95% to 9.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,813,000 and $2,765,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $801,000 and $923,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,353,000 and $1,566,000, respectively.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

For the quarter ended March 31, 2003, the Partnership recognized income of $543,000 and expenses of $538,000, resulting in net income of $4,000. For the quarter ended March 31, 2002, the Partnership recognized income of $706,000 and expenses of $783,000, resulting in a net loss of $77,000.

Lease income decreased by 23% to $543,000 for the quarter ended March 31, 2003, from $703,000 for the quarter ended March 31, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 86% to approximately $194,000 for the quarter ended March 31, 2003, from $110,000 for the quarter ended March 31, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $20,000, and an increase in remarketing fees of approximately $77,000 and a decrease in recruiting fees of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 23% to approximately $27,000 for the quarter ended March 31, 2003, from $35,000 for the quarter ended March 31, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 48% to approximately $282,000 for the quarter ended March 31, 2003, from $544,000 for the quarter ended March 31, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of $8,000 for the quarter ended March 31, 2003, for a net loss of $5,000. The Partnership sold computer equipment with a net book value of $106,000 for the quarter ended March 31, 2002, for a net gain of $2,000.

Interest expense decreased 23% to $30,000 for the quarter ended March 31, 2003 from $39,000 for the quarter ended March 31, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.


                        RECENT ACCOUNTING PRONOUNCEMENTS


                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Partnership does not expect Interpretation No. 46 to have an effect on the financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and A Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2003.

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

                           In December 2002, the representatives of CCC, along with representatives from El Camino (the original broker for the Avon lease) and consultants for Avon, met for a reconciliation meeting. This meeting was designed to reconcile all accounting issues (rentals due) related to the Avon lease. A final reconciliation was not submitted by all parties until around February 15, 2003. At that time, CCC reconciled, via payments histories, the amounts owed by each party. A settlement conference with the judge was then scheduled for March 6, 2003. Prior to the conference, CCC submitted their reconciliation of amounts due. At the conference, a reasonable settlement could not be reached on various issues involved in the litigation. Avon was granted another 90 days for discovery, after which a trial date will be set.

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

                      COMMONWEALTH INCOME & GROWTH FUND II
           BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner


May 15, 2003                        By:  George S. Springsteen
Date                                     ---------------------
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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

George S. Springsteen
-------------------------
George S. Springsteen
Chief Executive Officer
May 15, 2003

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

Kimberly A. Springsteen
---------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2003