Form 10-Q
period 2003-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2003-08-12
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                           YES  [X]                            NO   [ ]

                               Commonwealth Income & Growth Fund II
                                          Balance Sheets

                                                        June 30                       December 31,
                                                          2003                           2002
                                                       ------------------------------------------
                                                       (unaudited)
Assets

Cash and cash equivalents                              $   169,857                     $   33,361
Lease income receivable                                    405,512                        409,516
Net investment in direct financing leases                  165,585                        191,426
Other Receivables - affiliated limited partnerships          5,475                          8,434
Prepaid Fees                                                 3,200                          6,219
                                                       ------------------------------------------
                                                           749,629                        648,956
                                                       ------------------------------------------



Computer equipment, at cost                              6,337,633                     10,350,520
Accumulated depreciation                                (4,359,749)                    (7,819,423)
                                                       ------------------------------------------
                                                         1,977,884                      2,531,097
                                                       ------------------------------------------


Equipment acquisition costs and deferred expenses, net      73,573                        105,025
Accounts receivable, Commonwealth Capital Corp             226,117                        307,404
                                                       ------------------------------------------
                                                           299,690                        412,429
                                                       ------------------------------------------
Total assets                                           $ 3,027,203                     $3,592,482
                                                       ==========================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                       $    68,056                     $   72,658
Accounts payable - General Partner                         102,727                         27,457
Other accrued expenses                                           -                          7,362
Unearned lease income                                       97,807                        172,692
Notes payable                                            1,216,043                      1,780,299
                                                       ------------------------------------------
Total liabilities                                        1,484,633                      2,060,468
                                                       ------------------------------------------
Partners' Capital


General partner                                              1,000                          1,000
Limited partners                                         1,541,570                      1,531,014
                                                       ------------------------------------------
Total partners' capital                                  1,542,570                      1,532,014
                                                       ------------------------------------------
Total liabilities and partners' capital                $ 3,027,203                     $3,592,482
                                                       ==========================================



                          see accompanying notes to financial statements

                                        Commonwealth Income & Growth Fund II
                                              Statements of Operations

                                                            Three Months Ended              Six Months Ended
                                                                  June 30                          June 30
                                                            2003            2002            2003            2002
                                                          --------        --------       ----------      ----------
                                                                 (unaudited)                     (unaudited)
Income
Lease                                                     $409,334        $685,831       $  951,860      $1,389,078
Interest and other                                           1,298             323            1,473             793
Gain (loss) on sale of computer equipment                  323,511          (1,539)         318,319             303
                                                          --------        --------       ----------      ----------

Total Income                                               734,143         684,615        1,271,652       1,390,174
                                                          --------        --------       ----------      ----------

Expenses
Operating, excluding depreciation                          143,741         137,050          337,604         247,191
Equipment management fee - General Partner                  20,466          34,292           47,593          69,454
Interest                                                    24,427          43,171           54,377          82,239
Depreciation                                               234,607         471,266          500,869         993,604
Amortization of equipment
  acquisition costs and deferred expenses                   15,674          17,338           32,052          39,089

Bad debt expense                                                 -          14,059                -          68,476
                                                          --------        --------       ----------      ----------
Total expenses                                             438,915         717,176          972,495       1,500,053
                                                          --------        --------       ----------      ----------
Net income (loss)                                         $295,228        $(32,561)      $  299,157      $ (109,879)
                                                          ========        ========       ==========      ==========

Net income (loss) per equivalent limited
  partnership unit                                        $   0.64        $  (0.07)      $     0.65      $    (0.24)
                                                          ========        ========       ==========      ==========

Weighted Average number of equivalent limited
  partnership units outstanding during the period          460,067         460,067          460,067         460,185
                                                          ========        ========       ==========      ==========


                 see accompanying notes to financial statements


                                                Commonwealth Income & Growth Fund II
                                                   Statements of Partners' Capital
                                                                         For the Six Months Ended June 30, 2003
                                                                                      (unaudited)

                                                General               Limited
                                                Partner               Partner         General           Limited
                                                 Units                 Units          Partner           Partner          Total
                                            --------------------------------------------------------------------------------------
Partners' capital - December 31, 2002             50                 460,067          $ 1,000          $1,531,014      $1,532,014
  Net income                                                                            2,886             296,271         299,157
  Distributions                                                                        (2,886)           (285,715)       (288,601)
                                                 ---                 -------          --------         ----------      ----------
Partners' capital - June 30, 2003                 50                 460,067          $ 1,000          $1,541,570      $1,542,570
                                                 ===                 =======          =======          ==========      ==========





                 see accompanying notes to financial statements

                            Commonwealth Income & Growth Fund II
                                   Statements of Cash Flow
                       For the Six Months Ended June 30, 2003 and 2002

                                                                      2003         2002
                                                                    ---------    ----------
Operating activities                                               (unaudited)
Net income (loss)                                                   $ 299,157    $ (109,879)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities
       Depreciation and amortization                                  532,921     1,032,693
       Allowance for bad debts                                              -        68,476
       Gain on sale of computer equipment                            (318,319)         (303)
       Other noncash activities included in
          determination of net income                                (536,047)     (595,229)
       Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                   4,004      (178,666)
              Other receivables - affiliated limited partnerships       2,959       (19,082)
              Minimum lease receivables                                   978             -
              Prepaid Items                                             3,019        (3,000)
         Increase (decrease) in liabilities
              Accounts payable                                         (4,602)      148,656
              Accounts payable, General Partner                        75,270       (54,937)
              Other accrued expenses                                   (7,362)            -
              Unearned lease income                                   (74,885)      148,670
                                                                    ---------    ----------

Net cash (used in) provided by operating activities                   (22,907)      437,399
                                                                    ---------    ----------

Investing activities:

Capital Expenditures                                                  (15,000)      (97,107)
Net proceeds from the sale of computer equipment                      382,317       122,468
Equipment acquisition fees paid to General Partner                       (600)      (24,029)
                                                                    ---------    ----------

Net cash provided by investing activities                             366,717         1,332
                                                                    ---------    ----------
Financing activities:
Distributions to partners                                            (288,601)     (288,600)
Redemption of limited partners                                              -        (4,164)
Accounts receivables-Commonwealth Capital Corp                         81,287        14,366
Debt placement fee paid to the General Partner                              -        (5,036)
                                                                    ---------    ----------

Net cash (used in) financing activities                              (207,314)     (283,434)
                                                                    ---------    ----------


Net increase in cash and equivalents                                  136,496       155,297
Cash and cash equivalents, beginning of period                         33,361        14,425
                                                                    ---------    ----------
Cash and cash equivalents, end of period                            $ 169,857    $  169,722
                                                                    =========    ==========



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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The  financial  information  presented as of
        Policies                   any date other than December 31 has been
                                   prepared from the books and records without audit. Financial information as of December
                                   31 has been derived from the audited
                                   financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2003.

                                   Revenue Recognition

                                   Through June 30, 2003, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term. Gains or losses on the sales of equipment are recognized on the date of the sale agreement.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2003, there is no impairment.

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

3.      Net Investment in
        Direct Financing           The following lists the components of the net
        Leases                     investment in direct financing leases as of
                                   June 30, 2003 and December 31, 2002:

                                                                               June 30,        December 31,
                                                                                 2003              2002
                                                                               -----------------------------
                                   Minimum lease payments
                                   receivable                                  $203,264          $236,208
                                   Less: Unearned revenue                        37,679            44,782
                                   ----------------------------------------------------------------------
                                   Net investment in direct financing
                                   leases                                      $165,585          $191,426
                                   ----------------------------------------------------------------------

                                   The following is a schedule of future minimum rentals on noncancellable direct financing leases at June 30, 2003:

                                                                                                  Amount
                                                                                                 --------
                                   Six Months Remaining December 31, 2003                        $ 34,544
                                   Year Ended December 31, 2004                                    67,488
                                   Year Ended December 31, 2005                                    67,488
                                   Year Ended December 31, 2006                                    33,744
                                                                                                 --------
                                                                                                 $203,264
                                   ----------------------------------------------------------------------

4.      Computer                   The Partnership is the lessor of equipment
        Equipment                  under operating leases with periods ranging
                                   from 14 to 37 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                   The Partnership's share of the computer
                                   equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,813,000 and $2,765,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $676,000 and $801,000, respectively, which is included in the
                                   Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,137,000 and $1,353,000, respectively.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2003:

                                                                                                 Amount
                                   ----------------------------------------------------------------------
                                      Six Months ended December 31, 2003                       $  553,000
                                      Year Ended December 31, 2004                                657,000
                                      Year Ended December 31, 2005                                 46,000
                                      Year Ended December 31, 2006                                 13,000
                                                                                               ----------
                                                                                               $1,269,000
                                   ----------------------------------------------------------------------

5.      Related Party              Other Receivables
        Transactions
                                   As of June 30, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $226,000. This receivable, as well as any potential future receivables, was and will be made at the discretion of the General Partner, per the prospectus, and was substantially advanced in 2001. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay the receivable via the offsetting of acquisition and debt placement fees, over the next several fiscal years, with a minimum payment of $5,000 per month, commencing January 1, 2003.

6. Notes Payable                   Notes payable consisted of the following:

                                                                                       June 30,              December 31,
                                                                                         2003                   2002
                                   --------------------------------------------------------------------------------------
                                   Installment notes payable to banks; interest
                                   ranging from 7.25% to 9.75%, due in monthly
                                   installments ranging from $72 to $5,408,
                                   including interest, with final payments due from
                                   February through December 2003.                    $   84,562                224,172

                                   Installment notes payable to banks; interest
                                   ranging from 6.50% to 8.75%, due in monthly
                                   installments ranging from $96 to $22,799,
                                   including interest, with final payments due from
                                   February through November 2004.                       844,302              1,213,397

                                   Installment notes payable to banks; interest
                                   ranging from 6.25% to 6.75%, due in monthly
                                   installments ranging from $240 to $1,875,
                                   including interest, with final payments due from
                                   February through April 2005.                          103,231                131,353

                                   Installment notes payable to banks, interest
                                   ranging from 5.95% to 6.50%: due in monthly
                                   installments ranging from $507 to $1,892,
                                   including interest, with final payments due June
                                   2006.                                                 183,948                211,377
                                                                                      ---------------------------------
                                                                                      $1,216,043             $1,780,299
                                   ------------------------------------------------------------------------------------

                                    These notes are secured by specific computer
                                    equipment and are nonrecourse liabilities of
                                    the Partnership. Aggregate maturities of
                                    notes payable for each of the periods
                                    subsequent to June 30, 2003 are as follows:
                                                                                                               Amount
                                                                                                             ----------
                                       Six months ended December 31, 2003                                    $  487,678
                                       Year ended December 31, 2004                                             618,764
                                       Year ended December 31, 2005                                              76,535
                                       Year ended December 31, 2006                                              33,066
                                                                                                             ----------
                                                                                                             $1,216,043
                                   --------------------------------------------------------------------------------------

7.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination of net loss are as follows:
        Information

Six months ended June 30,                                   2003         2002
-------------------------------------------------------------------------------

Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal by lessee to
   bank                                                   $536,047     $595,229
-------------------------------------------------------------------------------

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                              Noncash investing and financing activities include the following:

Six months ended June 30,                                   2003         2002
-------------------------------------------------------------------------------

Net book value of equipment converted to direct
     financing leases                                     $  3,346     $      -
-------------------------------------------------------------------------------

8.      Litigation                 In June 2003, the Partnership, through CCC,
                                   reached a favorable settlement in a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms. The settlement did not have a material adverse impact to the financial statements of the Partnership. As of December
                                   31, 2002, the Partnership had recorded a receivable from the customer of approximately
                                   $404,000, net of an allowance of
                                   approximately $330,000. In July 2003, the
                                   Partnership has received approximately
                                   $405,000 in proceeds relating to this
                                   receivable.

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

REVENUE RECOGNITION

Through June 30, 2003, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term. Gains or losses on the sales of equipment are recognized on the date of the sale agreement.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2003 and June 30, 2002 were from net proceeds received from sale of equipment totaling $382,000 and $122,000, respectively, and cash from operations of $437,000 for the six months ended June 30, 2002. The primary uses of cash for the six months ended June 30, 2003 and June 30, 2002, were for capital expenditures for new equipment totaling $15,000 and $97,000, respectively, the payment of preferred distributions to partners of $289,000 for both periods and operating activities of $23,000 for the six months ended June 30, 2003.

For the six month period ended June 30, 2003, the Partnership used cash flows from operating activities of $23,000, which includes net income of $299,000, a gain on sale of equipment totaling $318,000, and depreciation and amortization expenses of $533,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $536,000.

For the six month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $437,000, which includes a net loss of $110,000 and depreciation and amortization expenses of $1,033,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $595,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

In June 2003, the Partnership, through CCC, reached a favorable settlement in a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms. The settlement did not have a material adverse impact to the financial statements of the Partnership. As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000. In July 2003, the Partnership has received approximately $405,000 in proceeds relating to this receivable.

As of June 30, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $226,000. This receivable, as well as any future receivables, was and will be made at the discretion of the General Partner, per the prospectus, and was substantially advanced in 2001. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. CCC intends to repay the receivable via the offsetting of acquisition and debt placement fees, over the next several fiscal years, with a minimum payment of $5,000 per month, commencing January 1, 2003.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $553,000 for the balance of the year ending December 31, 2003 and $716,000 thereafter. At June 30, 2003, the outstanding debt was $1,216,000, with interest rates ranging from 5.95% to 9.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,813,000 and $2,765,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $676,000 and $801,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,137,000 and $1,353,000, respectively.

Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

 For the quarter ended June 30, 2003, the Partnership recognized income of $734,000 and expenses of $439,000, resulting in net income of $295,000. For the quarter ended June 30, 2002, the Partnership recognized income of $684,000 and expenses of $717,000, resulting in a net loss of $33,000.

Lease income decreased by 40% to $409,000 for the quarter ended June 30, 2003, from $686,000 for the quarter ended June 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $56,000 for the quarter ended June 30, 2003, for a net gain of $324,000. The Partnership sold computer equipment with a net book value of $16,000 for the quarter ended June 30, 2002, for a net loss of $2,000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 5% to approximately $144,000 for the quarter ended June 30, 2003, from $137,000 for the quarter ended June, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $2,000, and an decrease in remarketing fees of approximately $5,000, an increase in accounting fees of approximately $5,000 and an increase in legal fees of approximately $7,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 40% to approximately $20,000 for the quarter ended June 30, 2003, from $34,000 for the quarter ended June 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 49% to approximately $250,000 for the quarter ended June 30, 2003, from $489,000 for the quarter ended June 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Interest expense decreased 43% to $24,000 for the quarter ended June 30, 2003 from $43,000 for the quarter ended June 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

For the six months ended June 30, 2003, the Partnership recognized income of $1,272,000 and expenses of $973,000, resulting in net income of $299,000. For the six months ended June 30, 2002, the Partnership recognized income of $1,390,000 and expenses of $1,500,000, resulting in a net loss of $110,000.

Lease income decreased by 31% to $952,000 for the six months ended June 30, 2003, from $1,389,000 for the six months ended June 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $64,000 for the six months ended June 30, 2003, for a net gain of $318,000. The Partnership sold computer equipment with a net book value of $122,000 for the six months ended June 30, 2002, for a net gain of $1,000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 37% to approximately $338,000 for the six months ended June 30, 2003, from $247,000 for the six months ended June, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $22,000 and an increase in remarketing fees of approximately $73,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 31% to approximately $48,000 for the six months ended June 30, 2003, from $69,000 for the six months ended June 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 48% to approximately $533,000 for the six months ended June 30, 2003, from $1,033,000 for the six months ended June 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Interest expense decreased 34% to $54,000 for the six months ended June 30, 2003 from $82,000 for the six months ended June 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.


                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 150

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS is applicable immediately for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership believes that the adoption of SFAS 150 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4. Controls and Procedures

The Chief Executive Officer and A Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2003.

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

                           In December 2002, the representatives of CCC, along with representatives from El Camino (the original broker for the Avon lease) and consultants for Avon, met for a reconciliation meeting. This meeting was designed to reconcile all accounting issues (rentals due) related to the Avon lease. A final reconciliation was not submitted by all parties until around February 15, 2003. At that time, CCC reconciled, via payments histories, the amounts owed by each party. A settlement conference with the judge was then scheduled for March 6, 2003. Prior to the conference, CCC submitted their reconciliation of amounts due. At the conference, a reasonable settlement could not be reached on various issues involved in the litigation. Avon was granted another 90 days for discovery.

                           As of December 31, 2002, the Partnership had recorded a receivable from Avon of approximately $404,000, net of an allowance of approximately $330,000. In June 2003, a settlement was reached between all parties. As part of the settlement, title to the equipment was transferred to Avon. In July 2003, the Partnership has received approximately $405,000 in proceeds relating to this receivable. The checks were received on July 3, 2003 and July 14, 2003.

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

                           Inapplicable

         Item 5.           Other Information.

                           Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K.

                           (a) Exhibits:

                              31.1 THE RULE 15d-14(a)

                              31.2  THE RULE 15d-14(a)

                              32.1 SECTION 1350 CERTIFICATION OF CEO

                              32.2 SECTION 1350 CERTIFICATION OF CFO

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND II
                                    BY: COMMONWEALTH INCOME & GROWTH
                                    FUND, INC. General Partner


August 12, 2003                     By: /s/ George S. Springsteen
---------------                         --------------------------
Date                                    George S. Springsteen
                                        President