Form 10-Q
period 2003-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2003-11-10
CIK 938322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-69996

COMMONWEALTH INCOME & GROWTH FUND II
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2795120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

470 John Young Way Suite 300
Exton, PA 19341
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:

YES           NO

Commonwealth Income & Growth Fund II
Balance Sheets

	September 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$265,656	$33,361
Lease income receivable, net of allowance for doubtful accounts reserve of $91,059 as of September 30, 2003 and December 31, 2002	2,488	409,516
Net investment in direct financing leases	162,070	191,426
Other receivables - affiliated limited partnerships	11,509	8,434
Prepaid expenses	6,700	6,219

	448,423	648,956

Computer equipment, at cost	5,532,967	10,350,520
Accumulated depreciation	(3,831,623)	(7,819,423)

	1,701,344	2,531,097

Equipment acquisition costs and deferred expenses, net	57,214	105,025
Accounts receivable, Commonwealth Capital Corp	216,188	307,404

	273,402	412,429

Total assets	$2,423,169	$3,592,482

Liabilities and Partners’ Capital
Liabilities
Accounts payable	$53,008	$72,658
Accounts payable - General Partner	29,541	27,457
Other accrued expenses	—	7,362
Unearned lease income	96,298	172,692
Notes payable	957,364	1,780,299

Total liabilities	1,136,211	2,060,468

Partners’ Capital
General partner	1,000	1,000
Limited partners	1,285,958	1,531,014

Total partners’ capital	1,286,958	1,532,014

Total liabilities and partners’ capital	$2,423,169	$3,592,482

see accompanying notes to financial statements

Commonwealth Income & Growth Fund II
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Income
Lease	$300,754	$667,730	$1,252,614	$2,056,808
Interest and other	379	421	1,852	1,214
Gain on sale of computer equipment	—	—	304,905	—

Total income	301,133	668,151	1,559,371	2,058,022

Expenses
Operating, excluding depreciation	90,042	188,642	427,646	435,833
Equipment management fee - General Partner	15,038	33,402	62,631	102,856
Interest	19,417	36,658	73,794	118,897
Depreciation	229,315	326,326	730,184	1,319,930
Amortization of equipment acquisition costs and deferred expenses	16,359	17,246	48,411	56,335
Bad debt expense	—	117,917	—	186,393
Loss on sale of computer equipment	13,414	611	—	308

Total expenses	383,585	720,802	1,342,666	2,220,552

Net (loss) income	$(82,452)	$(52,651)	$216,705	$(162,530)

Net (loss) income per equivalent limited partnership unit	$(0.18)	$(0.11)	$0.47	$(0.35)

Weighted Average number of equivalent limited partnership units outstanding during the period	460,067	460,067	460,067	460,145

see accompanying notes to financial statements

Commonwealth Income & Growth Fund II
Statements of Partners’ Capital

	For the Nine Months Ended September 30, 2003
	(unaudited)
	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital - December 31, 2002	50	460,067	$1,000	$1,531,014	$1,532,014
Net income			4,618	212,087	216,705
Distributions			(4,618)	(457,143)	(461,761)

Partners’ capital – September 30, 2003	50	460,067	$1,000	$1,285,958	$1,286,958

see accompanying notes to financial statements

Commonwealth Income & Growth Fund II
Statements of Cash Flow
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

	(unaudited)
Operating activities
Net income (loss)	$216,705	$(162,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	778,595	1,376,265
Amortization of unearned lease income	(8,213)	(14,333)
(Gain) loss on sale of computer equipment	(304,905)	308
Other noncash activities included in determination of net income (loss)	(780,517)	(865,622)
Changes in assets and liabilities
Decrease (increase) in assets
Lease income receivable	407,028	(16,052)
Minimum lease receivables	2,237	—
Other receivables, affiliated limited partnerships	(3,075)	(8,910)
Prepaid expenses	(481)	(3,000)
(Decrease) increase in liabilities
Accounts payable	(19,650)	40,341
Accounts payable, General Partner	2,084	857
Other accrued expenses	(7,362)	—
Unearned lease income	(100,767)	117,372

Net cash provided by operating activities	181,679	464,696

Investing activities:
Capital expenditures	(15,000)	(97,107)
Net proceeds from the sale of computer equipment	404,175	126,299
Long term unearned lease income	32,586	47,044
Equipment acquisition fees paid to General Partner	(600)	(24,029)

Net cash provided by investing activities	421,161	52,207

Financing activities:
Distributions to partners	(461,761)	(404,040)
Redemption of limited partners	—	(4,164)
Accounts receivables-Commonwealth Capital Corp	91,216	31,038
Debt placement fee paid to the General Partner	—	(5,036)

Net cash (used in) financing activities	(370,545)	(382,202)

Net increase in cash and cash equivalents	232,295	134,701
Cash and cash equivalents, beginning of period	33,361	14,425

Cash and cash equivalents, end of period	$265,656	$149,126

see accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Business
Commonwealth Income & Growth Fund II (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2006.

2.	Summary of Significant Accounting Policies
Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  Financial information as of December 31 has been derived from the audited financial statements of  the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003.  Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

Revenue Recognition

Through September 30, 2003, the Partnership’s leasing operations consist substantially of operating leases and seven direct-financing leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.  Unearned revenue from direct financing agreements is amortized to revenue over the lease term.  Gains or losses on the sales of equipment are recognized on the date of the sale agreement.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  As of September 30, 2003, there is no impairment.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication.  Selling commissions are 7% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.

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

3.	Net Investment in Direct Financing Leases	The following lists the components of the net investment in direct financing leases as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

Minimum lease payments receivable	$194,373	$236,208
Less: Unearned revenue	32,303	44,782

Net investment in direct financing leases	$162,070	$191,426

The following is a schedule of future minimum rentals on noncancellable direct financing leases at September 30, 2003:

Amount

Three Months Remaining December 31, 2003	$18,338
Year Ended December 31, 2004	72,108
Year Ended December 31, 2005	72,108
Year Ended December 31, 2006	31,819

$194,373

4.	Computer Equipment
The Partnership is the lessor of equipment under operating leases with periods ranging from 14 to 37 months.  In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,813,000 and $2,765,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately $550,000 and $801,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $917,000 and $1,353,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2003:

Amount

Three Months ended December 31, 2003	$254,000
Year Ended December 31, 2004	646,000
Year Ended December 31, 2005	34,000
Year Ended December 31, 2006	7,000

$941,000

5.	Related Party Transactions
Other Receivables

As of September 30, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $216,000.  This receivable, as well as any potential future receivables, was and will be made at the discretion of the General Partner, per the Partnership’s prospectus, and was substantially advanced in 2001.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC intends to repay the receivable via the offsetting of equipment management and other fees, over the next several fiscal years, with a minimum payment of $5,000 per month, commencing January 1, 2003.  This receivable has been reduced by approximately $91,000 during the nine months ended September 30, 2003 by the offsetting of equipment management and other fees.

6.	Notes Payable	Notes payable consisted of the following:

	September 30, 2003	December 31, 2002

Installment notes payable to banks; interest ranging from 7.25% to 9.75%, due in monthly installments ranging from $72 to $5,408, including interest, with final payments due from February through December 2003.	$33,042	$224,172
Installment notes payable to banks; interest ranging from 6.50% to 8.75%, due in monthly installments ranging from $96 to $22,799, including interest, with final payments due from February through November 2004.	665,584	1,213,397
Installment notes payable to banks; interest ranging from 6.25% to 6.75%, due in monthly installments ranging from $240 to $1,875, including interest, with final payments due from February through April 2005.	88,832	131,353
Installment notes payable to banks, interest ranging from 5.95% to 6.50%: due in monthly installments ranging from $507 to $1,892, including interest, with final payments due June 2006.	169,906	211,377

	$957,364	$1,780,299

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2003 are as follows:

Amount

Three months ended December 31, 2003	$228,999
Year ended December 31, 2004	618,764
Year ended December 31, 2005	76,535
Year ended December 31, 2006	33,066

$957,364

7.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net income (loss) are as follows:

Nine months ended September 30,	2003	2002

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$780,517	$865,622

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2003	2002

Net book value of equipment converted to direct financing leases	$15,299	$—

Debt assumed in connection with purchase of computer equipment	$—	$503,623

Debt paid off in connection with extension of unearned lease income	$—	$182,283

8.	Litigation
In June 2003, the Partnership, through CCC, reached a favorable settlement in a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms.  The settlement did not have a material adverse impact to the financial statements of the Partnership.  As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000.  In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REVENUE RECOGNITION

Through September 30, 2003, the Partnership’s leasing operations consist substantially of operating leases and eight direct-financing leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.  Unearned revenue from direct financing agreements is amortized to revenue over the lease term. Gains or losses on the sales of equipment are recognized on the date of the sale agreement.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership’s primary sources of capital for the nine months ended September 30, 2003 and September 30, 2002 were from net proceeds received from sale of equipment totaling $404,000 and $126,000, respectively, and cash from operations of $182,000 and $465,000, respectively.  The primary uses of cash for the nine months ended September 30, 2003 and September 30, 2002, were for capital expenditures for new equipment totaling $15,000 and $97,000, respectively, and the payment of preferred distributions to partners of $462,000 and $404,000, respectively.

For the nine month period ended September 30, 2003, the Partnership generated cash flows from operating activities of $182,000, which includes net income of $217,000, a gain on sale of equipment totaling $305,000, and depreciation and amortization expenses of $779,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $781,000.

For the nine month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $465,000, which includes a net loss of $163,000, depreciation and amortization expenses of $1,376,000, and unearned income of $117,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $866,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

In June 2003, the Partnership, through CCC, reached a favorable settlement in a lawsuit against a customer for failure to make monthly lease payments based on the existing lease terms.  The settlement did not have a material adverse impact to the financial statements of the Partnership.  As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000.  In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

As of September 30, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $216,000.  This receivable, as well as any potential future receivables, was and will be made at the discretion of the General Partner, per the prospectus, and was substantially advanced in 2001.  CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund.  CCC intends to repay the receivable via the offsetting of equipment management and other fees, over the next several fiscal years, with a minimum payment of $5,000 per month, commencing January 1, 2003.  This receivable has been reduced by approximately $91,000 during the nine months ended September 30, 2003 via the offsetting of equipment management and other fees.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership’s operating expenses.  As of September 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of  $254,000 for the balance of the year ending December 31, 2003 and $687,000 thereafter.  At September 30, 2003, the outstanding debt was $957,000, with interest rates ranging from 5.95% to 9.75%, and will be payable through June 2006.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period.  If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing

Equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,813,000 and $2,765,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately $550,000 and $801,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $917,000 and $1,353,000, respectively.

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

 For the quarter ended September 30, 2003, the Partnership recognized income of $301,000 and expenses of $383,000, resulting in a net loss of $82,000.  For the quarter ended September 30, 2002, the Partnership recognized income of $668,000 and expenses of $721,000, resulting in a net loss of $53,000.

Lease income decreased by 55% to $301,000 for the quarter ended September 30, 2003, from $668,000 for the quarter ended September 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $35,000 for the quarter ended September 30, 2003, for a net loss of $13,000.  The Partnership sold computer equipment with a net book value of $4,000 for the quarter ended September 30, 2002, for a net loss of $1,000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expense decreased 52% to approximately $90,000 for the quarter ended September 30, 2003, from $189,000 for the quarter ended September, 2002, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $59,000, and an decrease in remarketing fees of approximately $2,000, a decrease in insurance of approximately $7,000, a decrease in recruiting fees of approximately $2,000, a decrease in outside office services of approximately $20,000, a decrease in accounting fees of approximately $3,000 and a decrease in legal fees of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 55% to approximately $15,000 for the quarter ended September 30, 2003, from $33,000 for the quarter ended September 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 28% to approximately $246,000 for the quarter ended September 30, 2003, from $344,000 for the quarter ended September 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expenses for the quarter ended September 30, 2003.  The partnership recorded bad debt expenses of approximately $118,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002.

Interest expense decreased 47% to $19,000 for the quarter ended September 30, 2003 from $37,000 for the quarter ended September 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, the Partnership recognized income of $1,559,000 and expenses of $1,342,000, resulting in net income of $217,000.   For the nine months ended September 30, 2002, the Partnership recognized income of $2,058,000 and expenses of $2,221,000, resulting in a net loss of $163,000.

Lease income decreased by 39% to $1,253,000 for the nine months ended September 30, 2003, from $2,057,000 for the nine months ended September 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $99,000 for the nine months ended September 30, 2003, for a net gain of $305,000.  The Partnership sold computer equipment with a net book value of $127,000 for the quarter ended September 30, 2002, for a net loss of $300.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expense decreased 2% to approximately $428,000 for the nine months ended September 30, 2003, from $436,000 for the nine months ended September, 2002, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $37,000, a decrease in outside office services of approximately $20,000, a decrease in conventions of approximately $4,000, a decrease in legal fees of approximately $5,000, a decrease in accounting fees of approximately $11,000 and an increase in remarketing fees of approximately $71,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 39% to approximately $63,000 for the nine months ended September 30, 2003, from $103,000 for the nine months ended September 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 43% to approximately $779,000 for the nine months ended September 30, 2003, from $1,376,000 for the nine months ended September 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expenses for the nine months ended September 30, 2003.  The partnership recorded bad debt expenses of approximately $186,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002.

Interest expense decreased 38% to $74,000 for the nine months ended September 30, 2003 from $119,000 for the nine months ended September 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and A Financial Officer of the Partnership have conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2003.

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the Partnership’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and the A Financial Officer have concluded that the Partnership’s disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund II

Item 1.	Legal Proceedings.

Commonwealth Capital Corp filed a complaint on December 21, 2001 with Avon Products, Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-C2-6915.  The complaint alleges that the defendants illegally purchased/sold leased equipment without the Partnership’s authorization, along with suing for late fees on various lease payments.

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

As of December 31, 2002, the Partnership had recorded a receivable from Avon of approximately $404,000, net of an allowance of approximately $330,000.  In June 2003, a settlement was reached between all parties.  As part of the settlement, title to the equipment was transferred to Avon. In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

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

COMMONWEALTH INCOME & GROWTH FUND II

BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 10, 2003	By:/s/ GEORGE S. SPRINGSTEEN
Date	George S. Springsteen
President