Form 10-K
period 2003-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2004-03-30
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-89476

                      COMMONWEALTH INCOME & GROWTH FUND II
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-2785120
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES
[X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89476).

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

As of December 31, 2003, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Leases or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2003, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION
Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2003, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 48 different companies located throughout the United States. The allocations are as follows:

         -------------------------------------------------------------
                  Equipment Type                   Approximate %
         -------------------------------------------------------------
               Workstations/Servers                       48%
         -------------------------------------------------------------
                High-End Printers                         19%
         -------------------------------------------------------------
                 Tape Subsystems                          14%
         -------------------------------------------------------------
                 Escon Directors                          12%
         -------------------------------------------------------------
                     Routers                               4%
         -------------------------------------------------------------
            Communication Controllers                      2%
         -------------------------------------------------------------
                 Low-End Printers                          1%
         -------------------------------------------------------------
                      Total                               100%
         -------------------------------------------------------------

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES
The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2003, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2003, we have entered into seven Capital Leases with two lessees.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2003, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2003, the Partnership has not entered into any such agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.

BORROWING POLICIES
The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2003, the aggregate non-recourse debt outstanding of $728,000 was 13.5% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2003, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2003, no such agreements existed.

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

REFINANCING POLICIES
Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. During 2002, the Partnership refinanced its notes payable for six existing Operating Leases. The refinanced notes payable, originally set to expire between February, 2004 and December, 2004, had a balance of approximately $190,000 at the time of refinancing. The Partnership received cash of approximately $46,000, net of refinancing fees of approximately $3,000. The new notes payable, which was approximately $239,000 at the time of refinancing, expire in June 2006. Simultaneous, with the refinancing, the Partnership entered into Direct Financing Capital Leases with the two lessees for this Equipment.

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

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

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


Through March 11, 2004, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                   EQUIPMENT                 LIST          PURCHASE    MONTHLY   LEASE
            LESSEE              MFG               DESCRIPTION                PRICE          PRICE       RENT     TERM
           Chrysler             STK          (2) 9490-M34               $   686,158     $  490,110    $12,001     48
             ADP                IBM          (1) 3490-A20                   422,900        178,673      4,290     36
       Household Intl.          STK          (3) 9490-M34                   671,898        405,628      9,100     36
            Timken              DEC          (1) Alpha server               259,507        204,781      5,308     36
            Timken              DEC          (1) Alpha server                46,657         40,928      1,062     36
       Johnson Control          HP           (13) HP9000-C110               441,415        304,718      7,961     36
          Honda R&D             SGI          Onyx Infinite Reality          323,108        263,498      7,076     36
             AT&T               IBM          (1) 3900 DW1/DW2               746,485        477,466     10,205     36
          Federated             IBM          (38) 3130-020                  909,910        600,000     15,162     34
            Lucent              SUN          (1)E6000 server                642,452        461,207     12,042     36
        Lucent upgrade          SUN          Upgrade to server               97,000         69,559      2,046     34
             AT&T               STK          (9) 9490-M34                 2,015,694      1,268,909     31,144     36
             Avon               IBM          (75%) (8) 3900-OW1           2,002,710      1,542,485     37,058     36
           Chrysler             IBM          (2) ES3000                   1,146,500        778,454     22,844     24
        Allied Signal           HP           (20) C180 workstations         838,339        362,615     11,775     24
         Transamerica           SUN          (2) ES3000 servers             212,730        154,965      3,976     36
    Computer Science Corp.      SGI          (50%) (141) workstations     2,055,893        822,455     20,174     36
        Charles Schwab          IBM          (2) 9032-003                   845,043        523,399     21,031     36
        Charles Schwab          IBM          (20%) (6) 9032-003           2,479,443        307,983      6,989     36
        Equitable Life          SUN          (2) E3000                      336,220        205,893      6,491     36
            Chase               SUN          (3) E45D                       358,562        244,584      8,386     24
            Aetna               STK          (2) 9490-M34                   535,932        194,272      4,395     36
        Equitable Life          SUN          6000 Server                    617,310        466,496     12,186     36
           Chrysler             STK          Redwood Tape Drives            466,140        275,094      6,313     36
           Chrysler             STK          Redwood Tape Drives            310,760        183,396      4,209     36
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,312,867     33,376     31
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,255,784     33,376     27

         Pitney Bowes           IBM          (1) 3590                     1,846,080      1,026,634     20,045     38
            Lucent              SUN          (1) 4500 Server                184,897        120,701      3,091     36
            Kaiser              IBM          (7) RS 6000                    770,611        560,621     14,928     36
            Kaiser              IBM          (2) RS 170                     209,445        138,149      3,666     36
            Kaiser              CISCO        Routers                         78,172         62,538      1,637     36
           Thomson              EPSON        (16) Powerlite Projectors      146,960         93,002      2,578     36
           Thomson              NORTEL       Network LLXR759                165,000        109,328      4,245     36
     Great Lakes Chemical       CISCO        (100) Routers                  635,385        456,368     12,073     36
             AT&T               NM           Net Ports DS3                   16,288         15,229        435     36
        Datapage Tech           CISCO        Routers                         22,604         20,424        725     34
     Digital Display Tech       ROLLO        Paper Roll System               18,422         16,785        567     36
     Global Routing Tech        DELL         Workstations/Servers            46,698         42,452      1,434     36
         Keller Group           DELL         Workstations/Servers            59,680         53,481      2,016     32
         Keller Group           HP           Servers/Printers                34,210         30,487      1,203   30-31
   Kennedy Assoc/Architects     DELL         Workstations/Servers            52,632         47,598      1,664   31-36
  Missouri Farm Bureau Serv     DELL         Workstations/Servers           265,000        241,616      8,008   36-37
  Missouri Farm Bureau Serv     HP           Workstations/Serv/Printers      12,084         11,817        354     37
  Missouri Farm Bureau Serv     IBM          Servers                         11,034          9,971        364     33
  Patients First Health Care    Micro Sys    Workstations                     2,863          2,605         88     36
    Petnik & Smith Commun.      COMPAQ       Server                          19,215         17,523        642     33
     Provident Counseling       DELL         Workstations                     4,725          4,260        156     33
      The Gannon Company        IBM          Workstations/Server             14,502         11,608        463   24-31
   Tonnercharge of St Louis     HP           Server/Printers                  9,927          7,790        332   20-27
    Union Financial Group       DELL         Workstation                      7,332          5,427        234     22
Vatterott Educational Centers   DELL         Workstations                    43,191         39,084      1,381   34-35
           Thomson              NORTEL       (46) LAN Routers                74,480         49,106      1,369     36
   General Electric Medical     CISCO        Routers                        117,110         69,523      1,856     35
   General Electric Medical     CISCO        Routers                        100,000         65,491      1,762     36
           Thomson              Thermojet    SOP System                      27,430         18,189        710     24
   General Electric Medical     IBM          (15) 4320-001 InfoPrint         64,050         41,996      1,159     36
           Thomson              XEROX        8830 Printer/Plotter            41,280         27,391      1,064     24
            Kaiser              IBM          7017-S85                       147,308        150,254     11,655     36
            Boeing              SUN          280R Sparclil Model            555,663        566,776     14,892     36
            Eq Pkg              Various      Routers/Servers                454,096        454,096     15,940   16-36
   General Electric Medical     CISCO        24 Port Access Server           15,175         15,479        411     36
   General Electric Medical     CISCO        1 Port upgrade                   1,943          1,982         67     30
           Cap Tech             Various      Routers/Servers                458,504        347,833     10,685   25-37
        America Online          SUN          Servers                        836,026        836,026     22,799     35
           JC Penny             NCR          Router                          74,071         74,071      2,249     30
           JC Penny             NCR          Router                         120,767        120,767      3,896     30
       ITT Night Vision         DELL         Workstation                     24,486         24,486      1,084     22
        America Online          SUN          Server                         135,315        135,315      4,474     27
    Budnick Converting Inc      DELL         Workstation                     47,955         47,955      1,370     34
    Datapage Technologies       DELL         Workstations/Printer            10,160         10,160        280     36
  C. Hager & Sons Hinge Mfg     DELL         Workstations                    65,496         65,496      1,875     34
  C. Hager & Sons Hinge Mfg     DELL         Server                          19,036         19,036        549     34
      Paric Corporation         NEC          Monitors                        32,151         32,151      1,267     24
       Rogers Townsend          COMPAQ       Servers                         36,696         36,696      1,006     36
      Retex Corporation         COMPAQ       Workstation                      6,093          6,093        379     14
     Training A-La-Carte        COMPAQ       Workstation                      8,502          8,502        241     35
   General Electric Medical     SUN          Server                          20,000         20,000        521     36
           XTS Corp             COMPAQ       Workstation                     21,500         15,000        427     36

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

EMPLOYEES
The Partnership has no employees and receives administrative and other services from a related party, CCC, which has 28 employees as of December 31, 2003.


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


                           In June 2003, the Partnership, through CCC, reached a favorable settlement in the lawsuit. The settlement did not have a material adverse impact to the financial statements of the Partnership. As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000. In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2003, there were 527 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2003, 2002 and 2001.

          Quarter Ended                           2003                  2002                 2001
          -----------------------------------------------------------------------------------------
          March 31                              $114,286              $171,428             $228,600

          June 30                                171,428               114,286              228,600

          September 30                           171,428               114,286              228,229

          December 31                            114,286               114,286                    -
                                          ---------------------------------------------------------

                                                $571,428              $514,286             $685,429
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

ITEM 6:  SELECTED FINANCIAL DATA
The following table sets forth, in summary form, selected financial data for the Partnership for each of the five years in the period ended December 31, 2003. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                      YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
Statements of
Operations
Data:                             2003                 2002                 2001                2000                 1999
------------------- ---------------------- -------------------- -------------------- ------------------- -------------------
Lease Income                   $1,515,990           $2,711,579           $3,014,643          $4,105,811           $4,598,009
------------------- ---------------------- -------------------- -------------------- ------------------- -------------------

Net Income (Loss)                 129,629             (251,242)             422,762            (369,209)            (379,337)
------------------- ---------------------- -------------------- -------------------- ------------------- -------------------

Cash Distributions                577,200              519,480              692,269             923,546              891,690
------------------- ---------------------- -------------------- -------------------- ------------------- -------------------

Net Income (Loss)
   per Limited
   Partner Unit                      0.28                (0.55)                0.90               (0.82)               (0.84)
------------------- ---------------------- -------------------- -------------------- ------------------- -------------------

Cash Distribution
   per Limited
   Partner Unit                      1.24                 1.12                 1.50                1.98                 1.90
----------------------------------------------------------------------------------------------------------------------------

                                                           AS OF DECEMBER 31,
                                                           ------------------
----------------------------------------------------------------------------------------------------------------------------
         Other Data:                    2003               2002                 2001                2000             1999
------------------------------- --------------- ------------------ --------------------- ------------------ ----------------

     Net cash provided by
     operating activities              $61,782           $480,314            $1,148,982           $856,804        $1,081,396
------------------------------- --------------- ------------------ --------------------- ------------------ ----------------

  Net cash provided by (used
   in) investing activities            406,933             13,199              (374,359)           299,353          (262,088)
------------------------------- --------------- ------------------ --------------------- ------------------ ----------------

 Net cash (used in) financing
          activities                  (464,318)          (474,577)           (1,037,917)          (930,761)         (903,193)
----------------------------------------------------------------------------------------------------------------------------

                                                           AS OF DECEMBER 31,
                                                           ------------------
----------------------------------------------------------------------------------------------------------------------------
                                   2003                2002                 2001                2000                1999
---------------------- -------------------- ------------------- -------------------- ------------------- -------------------

         Total Assets           $1,992,457          $3,592,482           $4,859,360          $4,387,648           $7,456,422
---------------------- -------------------- ------------------- -------------------- ------------------- -------------------

        Notes Payable              728,365           1,780,299            2,380,383           1,665,816            3,326,191
---------------------- -------------------- ------------------- -------------------- ------------------- -------------------

    Partners' Capital            1,084,443           1,532,014            2,306,900           2,586,984            3,879,739
---------------------------------------------------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through December 31, 2003, the Partnership's leasing operations consist substantially of operating leases and seven direct financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

For the year ended December 31, 2003, the Partnership generated cash flow from operating activities of $62,000, which includes a net gain of $130,000 and gain on the sale of computer equipment of $439,000, reduced by depreciation and amortization expenses of $1,055,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $996,000.

The Partnership's primary sources of capital for the years ended December 31, 2003, 2002 and 2001 were from cash from operations of $62,000, $480,000 and $1,149,000, and proceeds from the sale of computer equipment of $423,000, $134,000 and $409,000, respectively. The primary uses of cash for the years ended December 31, 2003, 2002 and 2001, were for capital expenditures for new equipment totaling $15,000, $97,000 and $677,000, the payment of acquisition fees of $ 1,000, $24,000 and $106,000, an advance to CCC in the amount of $315,000 for the year ended December 31, 2001, and the payment of preferred distributions to partners totaling $577,000, $519,000 and $692,000, respectively.

In June 2003, the Partnership, through CCC, reached a favorable settlement in the lawsuit with Avon Products, Inc. As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000. In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2003 and 2002 the Partnership had approximately $26,000 and $24,000, respectively, invested in these money market accounts.

As of December 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $354,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $106,000 during the twelve months ended December 31, 2003 by the offsetting of equipment management and other fees and payments by CCC. On December 30, 2003, CCC received approximately $160,000 on behalf of the Partnership resulting from the sale of equipment shared with an affiliated limited partnership. These sales proceeds were not repaid to the Partnership by December 31, 2003, however, CCC intends to repay $100,000 by March 31, 2004, with the remaining balance of $60,000 to be repaid by June 30, 2004. CCC intends to repay the remaining balance of approximately $194,000 through acquisition fees, debt placement fees and reimbursement of expenses, over approximately the next three fiscal years, with a minimum amount of $10,000 per month, commencing March 1, 2004.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable operating leases of $645,000 for the year ended 2004 and $41,000 thereafter. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable capital leases of $72,000 for the year ended 2004 and $104,000 thereafter. During 2002, the Partnership incurred debt in connection with the purchase of computer equipment totaling $504,000. There was no debt incurred in 2003. At December 31, 2003, the outstanding debt was $728,000, with interest rates ranging from 5.95% to 8.75% and will be payable through June 2006. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,813,000 and $2,7650,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 was approximately $422,000 and $923,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $696,000 and $1,566,000, respectively.

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

RESULTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001, the Partnership recognized income of $1,958,000, $2,714,000 and $3,319,000 and expenses of $1,828,000,
$2,965,000 and $2,896,000, resulting in net income of $130,000 and $423,000 for the years ended December 31, 2003 and 2001, respectively, and a net loss for the year ended December 31, 2002 of $251,000.

Lease income decreased to $1,516,000 in 2003, down from $2,712,000 and $3,015,000 in 2002 and 2001, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements were entered into since 2001.

Interest income increased by 50% to $3,000 for the year ended December 31, 2003, up from $2,000 for the year ended December 31, 2002, but down from $9,000 for the year ended December 31, 2001 as a result of rental income being used to purchase additional computer equipment as well as paying distributions to the partners.

The Partnership sold computer equipment during the year ended December 31, 2003, 2002 and 2001 with a net book value of $143,000, $134,000 and $113,000, respectively, for a net gain of $439,000, $1,000 and $295,000 in 2003, 2002 and 2001, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, for administration and operation of the Partnership. These expenses increased by 7 % to $608,000, up from $571,000 and $360,000 during the years ended December 31, 2002 and 2001, respectively. This increase is primarily attributable to remarketing fees paid to brokers increasing by approximately $64,000, an increase in legal fees of approximately $37,000, an increase in postage/shipping of approximately $3,000, a decrease in recruiting fees of approximately $11,000, a decrease in due diligence of approximately $8,000, a decrease in conventions of approximately $4,000 and a decrease in reimbursable expenses in connection with the administration and operation of the Partnership charged by CCC, of approximately $40,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating and capital leases. The equipment management fee decreased 44% to $76,000 during the year ended December 31, 2003, down from $136,000 and $151,000 during the years ended December 31, 2002 and 2001, respectively, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. The decrease of 38% to $1,055000, during the year ended December 31, 2003, down from $1,704,000 and $2,270,000 during the years ended December 31, 2002 and 2001, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership had recorded $399,000 and $9,000 as allowances against accounts receivable for the periods ending December 31, 2002 and 2001, respectively. The increase in 2002 is due to the Avon lawsuit discussed in Part I, Item 3. There were no allowances recorded in 2003.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2003 and 2001, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $31,000 and $100,000, respectively, in the fourth quarters of 2003 and 2001 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002, the Partnership determined that no impairment had occurred.

NET INCOME/LOSS

         Net income increased to $130,000 in 2003 from a net loss of $251,000 in 2002, but decreased from net income of $423,000 in 2001.

         The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2003:

                                                                   Payments due by period

                                    Total                       2004                    2005-2006
                              -------------------------------------------------------------------
Installment notes payable
due 2004:

     Principal                     $498,520                   $498,520                   $   ----

     Interest                        14,716                     14,716                       ----

Installment notes payable
due 2005:

     Principal                      $74,204                     60,885                     13,319

     Interest                         3,096                      2,961                        135

Installment notes payable
due 2006:

     Principal                      155,641                     59,449                     96,192

     Interest                        13,079                      8,129                      4,950
                              -------------------------------------------------------------------

Total                              $759,256                   $644,660                   $114,596
                              ===================================================================

                        RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                    SFAS 150

         In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

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

ITEM 8:  FINANCIAL STATEMENTS

         See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A: CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I, Commonwealth Income and Growth Fund III and Commonwealth Income and Growth Fund IV. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.


         The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager
                           of the General Partner & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General
                           Partner & CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Michelle Onuffer           Assistant Vice President and Accounting Manager of
                           the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the
                           General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the
                           General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager
                           of the General Partner & CCC

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

         Kimberly A. Springsteen, age 44, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 53, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Jay Dugan, age 55, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

         Salvatore R. Barila, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2001. From 1992 to 2001, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc., whereby he was responsible for the preparation of the monthly financial statements, budgeting and forecasting for multiple divisions and the consolidated entity. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Michelle Onuffer, age 32, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2004. Prior to CCC, she was employed by Dutch State Minds as an Accounting Manager, whereby she was responsible for month-end reporting, monthly financial statements, budgeting, and cash management. Ms. Onuffer was a registered securities representative from 1995 to 1999. She brings 4 years of securities experience and over 5 years of accounting experience. Ms. Onuffer has a B.B. in Financial Management from Goldey-Beacon College and an MBA in Accounting from the University of Phoenix.

         Dorothy A. Ferguson, age 61, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

         Karen Tramontano, age 51, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

         David Borham, age 26, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College

     The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

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

                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2003      DURING 2002      DURING 2001
                            OFFERING AND ORGANIZATION STAGE
The General Partner     Organizational Fee. An Organization Fee         $0              $0               $0
                        equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital
                        Contributions and two percent of the
                        Limited Partners' Capital Contribution
                        in excess of $10,000,000, as
                        compensation for the organization of the
                        Partnership. It is anticipated that all
                        Organizational and Offering Expenses
                        which include legal, accounting and
                        printing expenses; various registration
                        and filing fees; miscellaneous expenses
                        related to the organization and
                        formation of the Partnership; other
                        costs of registration; and costs
                        incurred in connection with the
                        preparation, printing and distribution
                        of this Report and other sales
                        literature. The General Partner pays all
                        Organizational and Offering Expenses,
                        other than Underwriter's Commissions and
                        a non-accountable expense allowance
                        payable to the Dealer Manager that is
                        equal to the lesser of (i) one percent
                        of the Offering proceeds or (ii)
                        $50,000.

                                  OPERATIONAL AND SALE
                                 OR LIQUIDATION STAGES
The General Partner      Reimbursable Expenses. The General and            $371,000           $491,000            $403,000
and its Affiliates       its Affiliates are entitled to
                         reimbursement by the Partnership for the
                         cost of goods, supplies or services
                         obtained and used by the General Partner
                         in connection with the administration
                         and operation of the Partnership from
                         third parties unaffiliated with the
                         General Partner. In addition, the
                         General Partner and its affiliates are
                         entitled to reimbursement of certain
                         expenses incurred by the General Partner
                         and its affiliates in connection with
                         the administration and operation of the
                         Partnership. The amounts set forth on
                         this table do not include expenses
                         incurred in the offering of Units.

The General Partner      Equipment Acquisition Fee. An Equipment             $1,000            $24,000            $106,000
                         Acquisition Fee of four percent of the
                         Purchase Price of each item of Equipment
                         purchased as compensation for the
                         negotiation of the acquisition of the
                         Equipment and the lease thereof or sale
                         under a Conditional Sales Contract. The
                         fee was paid upon each closing of the
                         Offering with respect to the Equipment
                         purchased by the Partnership with the
                         net proceeds of the Offering available
                         for investment in Equipment. If the
                         Partnership acquires Equipment in an
                         amount exceeding the net proceeds of the
                         Offering available for investment in
                         Equipment, the fee will be paid when
                         such Equipment is acquired.

The General Partner      Debt Placement Fee. As compensation for                 $0             $5,000             $20,000
                         arranging Term Debt to finance the
                         acquisition of Equipment to the
                         Partnership, a fee equal to one percent
                         of such indebtedness; provided, however,
                         that such fee is reduced to the extent
                         the Partnership incurs such fees to
                         third Parties, un affiliated with the
                         General Partner or the lender, with
                         respect to such indebtedness and no such
                         fee is paid with respect to borrowings
                         from the General Partner or its
                         Affiliates.

The General Partner      Equipment Management Fee. A monthly fee            $76,000           $136,000            $151,000
                         equal to the lesser of (i) the fees
                         which would be charged by an independent
                         third party for similar services for
                         similar equipment or (ii) the sum of (a)
                         two percent of (1) the Gross Lease
                         Revenues attributable to Equipment which
                         is subject to Full Payout Net Leases
                         which contain net lease provisions plus
                         (2) the purchase price paid on
                         Conditional Sales Contracts as received
                         by the Partnership and (b) five percent
                         of the Gross Lease Revenues attributable
                         to Equipment which is subject to
                         Operating Leases.

The General Partner      Re-Lease Fee. As Compensation for                       $0                 $0                  $0
                         providing re-leasing services for any
                         Equipment for which the General Partner
                         has, following the expiration of, or
                         default under, the most recent lease of
                         Conditional Sales Contract, arranged a
                         subsequent lease of Conditional Sales
                         Contract for the use of such Equipment
                         to a lessee or other party, other than
                         the current or most recent lessee of
                         other operator of such equipment or its
                         Affiliates ("Re-lease"), the General
                         Partner will receive, on a monthly
                         basis, a Re-lease Fee equal to the
                         lesser of (a) the fees which would be
                         charged by an independent third party of
                         comparable services for comparable
                         equipment or (b) two percent of Gross
                         Lease Revenues derived from such
                         Re-lease.

The General Partner      Equipment Liquidation Fee. With respect                 $0                 $0                  $0
                         to each item of Equipment sold by the
                         General Partner (other than in
                         connection with a Conditional Sales
                         Contract), a fee equal to the lesser of
                         (i) 50% of the Competitive Equipment
                         Sale Commission or (ii) three percent of
                         the sales price for such Equipment. The
                         payment of such fee is subordinated to
                         the receipt by the Limited Partners of
                         (i) a return of their Capital
                         Contributions and 10% annum cumulative
                         return, compounded daily, on Adjusted
                         Capital Contributions ("Priority
                         Return") and (ii) the Net Disposition
                         Proceeds from such sale in accordance
                         with the Partnership Agreement. Such fee
                         is reduced to the extent any liquidation
                         or resale fees are paid to unaffiliated
                         parties.

The General Partner      Partnership Interest. The General                   $5,772             $5,194              $6,840
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

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures its specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliate, and
(iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

     "Affiliate" means, when used with reference to a specified Person, (I) any Person that directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person which the specified Person is an executive officer of partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) Financial Statements.

        Commonwealth Income & Growth Fund II

        Report of Independent Certified Public Accountant

        Balance Sheets as of December 31, 2003 and 2002

        Statements of Operations for each of the three years ended December 31, 2003, 2002 and 2001

        Statements of Partners' Capital for each of the three years ended December 31, 2003, 2002 and 2001

        Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001

        Notes to Financial Statements

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

        27 Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)


SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2004 by the undersigned thereunto duly authorized.


                               COMMONWEALTH INCOME & GROWTH FUND II
                                  By:  COMMONWEALTH INCOME &
                                       GROWTH FUND, INC., General Partner

                               By: /s/ George S. Springsteen
                                   -------------------------
                                   George S. Springsteen, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.


SIGNATURE                                            CAPACITY
---------                                            --------

/s/ GEORGE S. SPRINGSTEEN           Chairman, President and Sole Director of
---------------------------          Commonwealth Income & Growth Fund, Inc.
George S. Springsteen


/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                                             Commonwealth Income
                                                                & Growth Fund II




                                    Years Ended December 31, 2003, 2002 and 2001

                                                             Commonwealth Income
                                                                & Growth Fund II




--------------------------------------------------------------------------------

                                                            Financial Statements
                                    Years Ended December 31, 2003, 2002 and 2001

                                            Commonwealth Income & Growth Fund II

                                                                        Contents

--------------------------------------------------------------------------------

        Report of Independent Certified Public Accountants                     3

        Financial statements
            Balance sheets                                                   4-5
            Statements of operations                                           6
            Statements of partners' capital                                    7
            Statements of cash flows                                         8-9

        Notes to financial statements                                      10-24

Report of Independent Certified Public Accountants



The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund II as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

-----------------------------------------------------------------------------------------------------------------

December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                         $    37,758        $     33,361
Lease income receivable, net of reserve of $0 in 2003, and $421,000 in
     2002                                                                               4,550             409,516
Net investment in direct financing leases                                             146,478             191,426
Accounts receivable, affiliated limited partnerships                                    7,888               8,434
Prepaid fees                                                                            3,200               6,219
-----------------------------------------------------------------------------------------------------------------

                                                                                      199,874             648,956
-----------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                         5,409,223          10,350,520
Accumulated depreciation                                                           (4,013,668)         (7,819,423)
-----------------------------------------------------------------------------------------------------------------

                                                                                    1,395,555           2,531,097
-----------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $109,250 and $91,604, respectively                    42,906             105,025
Accounts receivable, Commonwealth Capital Corp.                                       354,122             307,404
-----------------------------------------------------------------------------------------------------------------

                                                                                      397,028             412,429
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 1,992,457        $  3,592,482
=================================================================================================================

                                                                             Commonwealth Income & Growth Fund II


                                                                                                   Balance Sheets

-----------------------------------------------------------------------------------------------------------------

December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                             $    53,606        $     72,658
     Accounts payable, General Partner                                                 20,065              27,457
     Other accrued expenses                                                             5,938               7,362
     Unearned lease income                                                            100,040             172,692
     Notes payable                                                                    728,365           1,780,299
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     908,014           2,060,468
-----------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited Partners                                                               1,083,443           1,531,014
-----------------------------------------------------------------------------------------------------------------

Total partners' capital                                                             1,084,443           1,532,014
-----------------------------------------------------------------------------------------------------------------


Total liabilities and partners' capital                                           $ 1,992,457        $  3,592,482
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                                               Commonwealth Income & Growth Fund II


                                                                                           Statements of Operations

-------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                 2003                 2002              2001
-------------------------------------------------------------------------------------------------------------------
Income
     Lease                                                       $ 1,515,990          $ 2,711,579       $ 3,014,643
     Interest and other                                                2,466                2,054             9,248
     Gain on sale of equipment                                       439,124                  828           295,135
-------------------------------------------------------------------------------------------------------------------

Total income                                                       1,957,580            2,714,461         3,319,026
-------------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                               608,439              571,038           360,293
     Equipment management fee, General Partner                        75,934              135,579           151,046
     Depreciation                                                    992,234            1,630,810         2,183,171
     Amortization of equipment acquisition costs, and
         deferred expenses                                            62,719               73,028            87,058
     Interest                                                         88,625              156,380           105,496
     Provision for uncollectible accounts receivable                      --              398,868             9,200
-------------------------------------------------------------------------------------------------------------------

Total expenses                                                     1,827,951            2,965,703         2,896,264
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                $   129,629          $  (251,242)          422,762
===================================================================================================================

Net income (loss) per equivalent limited partnership unit
                                                                 $      0.28          $     (0.55)             0.92

Weighted average number of equivalent
     limited partnership units outstanding during the year           460,067              460,126           461,400
===================================================================================================================

                                 See accompanying notes to financial statements.



                                                                              Commonwealth Income & Growth Fund II


                                                                                   Statements of Partners' Capital

------------------------------------------------------------------------------------------------------------------

                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    50       461,817          1,000         2,585,984          2,586,984

Net income                                    --            --          6,840           415,922            422,762
Redemption                                              (1,250)            --           (10,577)           (10,577)
Distributions                                 --            --         (6,840)         (685,429)          (692,269)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    50       460,567          1,000         2,305,900          2,306,900

Net income (loss)                             --            --          5,194          (256,436)          (251,242)
Redemption                                    --          (500)            --            (4,164)            (4,164)
Distributions                                 --            --         (5,194)         (514,286)          (519,480)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                    50       460,067          1,000         1,531,014          1,532,014

Net income                                    --            --          5,772           123,857            129,629
Distributions                                 --            --         (5,772)         (571,428)          (577,200)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                    50       460,067       $  1,000       $ 1,083,443        $ 1,084,044
==================================================================================================================

                                 See accompanying notes to financial statements.

                                                                           Commonwealth Income & Growth Fund II


                                                                                       Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------


Year ended December 31,                                                   2003             2002            2001
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                             $   129,629      $  (251,242)    $   422,762

     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
              Depreciation and amortization                          1,054,953        1,703,838       2,270,229
              Amortization of unearned lease income                    (10,945)         (19,111)             --
              (Gain) on sale of computer
                  equipment                                           (439,124)            (828)       (295,135)
              Other noncash activities included in
                  determination of net income (loss)                  (995,568)      (1,149,810)     (1,252,115)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                          404,966           78,956         (31,227)
                      Minimum lease receivables                          3,881               --              --
                      Accounts receivable , affiliated
                           limited partnerships                            546           (5,673)         (7,090)
                      Prepaid fees                                       3,019           (3,019)             --
                  Increase (decrease) in liabilities
                      Accounts payable                                 (19,052)          32,186         (51,098)
                      Accounts payable,
                           Commonwealth Capital Corp.                       --               --             (62)
                           Accounts payable, General Partner            (7,392)         (28,218)         50,174
                      Other accrued expenses                            (1,424)           7,362              --
                      Unearned lease income                            (61,707)         115,873          42,544
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                               61,782          480,314       1,148,982
---------------------------------------------------------------------------------------------------------------

                                                                           Commonwealth Income & Growth Fund II


                                                                                       Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------


Year ended December 31,                                                   2003             2002            2001
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                                          $   (15,000)     $   (97,107)    $  (677,233)
     Net proceeds from sale of computer
         equipment                                                     422,533          134,335         408,634
     Equipment acquisition fees paid to the
         General Partner                                                  (600)         (24,029)       (105,760)
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing
     activities                                                        406,933           13,199        (374,359)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from refinancing notes payable                                --           46,103              --
     Distributions to partners                                        (577,200)        (519,480)       (692,269)
     Accounts receivables - Commonwealth
         Capital Corp.                                                 112,882            8,000        (315,404)
     Redemption of limited partners                                         --           (4,164)        (10,577)
     Debt placement fee paid to the General
              Partner                                                       --           (5,036)        (19,667)
---------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                               (464,318)        (474,577)     (1,037,917)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
     equivalents                                                         4,397           18,936        (263,294)

Cash and cash equivalents at beginning of year                          33,361           14,425         277,719
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $    37,758      $    33,361     $    14,425
===============================================================================================================

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

                  Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2003, annual cash distributions to limited partners were made at a rate of 6.2% of their original contributed capital. During 2002, annual cash distributions to limited partners were made at a rate of 5.6% of their original contributed capital. During 2001, annual cash distributions to limited partners were made at a rate of 7.4% of their original contributed capital. Distributions during 2003 reflect an annual return of capital in the amount of approximately $1.25 per weighted average number of limited partnership units outstanding during the year. Distributions during 2002 reflect an annual return of capital in the amount of approximately $1.12 per weighted average number of limited partnership units outstanding during the year. Distributions during 2001 reflect an annual return of capital in the amount of approximately $1.49 per limited partnership unit for units, which were outstanding for the entire year.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

2. Summary of     Revenue Recognition
   Significant
   Accounting     Through December 31, 2003 the Partnership's leasing operations
   Policies       consist substantially of operating leases and seven
                  direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                  Long-Lived Assets

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset, including cash flows from lease revenues and proceeds from the sale of equipment. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2003 and 2001, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $31,000 and $100,000 in the fourth quarters of 2003 and 2001, respectively to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002, the Partnership determined that no impairment had occurred.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

                  Recent Accounting Pronouncements

                                     Interpretation No. 45

                  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                       Interpretation No. 46

                      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                             SFAS 150

                      In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

3. Net Investment in  The following lists the components of the net investment
   Direct Financing   in direct financing leases as of December 31, 2003 and
   Leases             2002:

                      December 31,                                           2003            2002
                      ------------------------------------------------------------------------------
                      Minimum lease payments receivable                    $ 176,035       $ 236,208
                      Less: Unearned Revenue                                  29,557          44,782
                      ------------------------------------------------------------------------------
                      Net investment in direct financing leases            $ 146,478       $ 191,426
                      ==============================================================================

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                      The following is a schedule of future minimum rentals on noncancellable direct financing leases at December 31, 2003:

                      Year ending December 31,

                                                                       Amount


                      2004                                            $ 72,108

                      2005                                            $ 70,183

                      2006                                            $ 33,744

                                                                      $176,035



                      There are two lessees involved with the seven direct financing leases.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

4. Computer           The Partnership is the lessor of equipment under operating
   Equipment          and capital leases with periods ranging from 24 to 48
                      months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                      The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 was approximately $1,660,000 and $1,645,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,813,000 and $2,765,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 was approximately $422,000 and $923,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $696,000 and $1,566,000, respectively.

                      The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2003:

                      Year ending December 31,                       Amount
                      --------------------------------------------------------

                          2004                                      $  645,000
                          2005                                          34,000
                          2006                                           7,000
                      --------------------------------------------------------

                                                                    $  686,000
                      ========================================================

                      Lease income from three lessees, each exceeding 10% of lease revenue, represented approximately 49% of lease income for the year ended December 31, 2003. Lease income from three lessees approximated 50% of lease income for the year ended December 31, 2002. Lease income from two lessees approximated 40% of lease income for the year ended December 31, 2001.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

5. Related Party      Organizational Fee
   Transactions
                      The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first
                      $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were paid during 2003, 2002 and 2001.

                      Reimbursable Expenses

                      The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2003, 2002 and 2001, the Partnership recorded $371,000, $491,000 and $403,000, respectively, for reimbursement of expenses to the General Partner.

                      Equipment Acquisition Fee

                      The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2003, 2002 and 2001, equipment acquisition fees of approximately $1,000, $24,000 and $106,000, respectively, were paid to the General Partner.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                      Debt Placement Fee

                      As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002 and 2001, debt placement fees of approximately $5,000 and $20,000, respectively, were paid to the General Partner. There were no debt placement fees paid to the General Partner in 2003.

                      Equipment Management Fee

                      The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                      (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2003, 2002 and 2001, equipment management fees of approximately $76,000, $136,000 and $151,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                      Release Fee

                      As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of
                      (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2003, 2002 and 2001.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                      Equipment Liquidation Fee

                      With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2003, 2002 and 2001.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                      Accounts Receivable - Commonwealth Capital Corp

                      As of December 31, 2003, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $354,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $106,000 during the twelve months ended December 31, 2003 by the offsetting of equipment management and other fees and payments by CCC. On December 30, 2003, CCC received approximately $160,000 on behalf of the Partnership resulting from the sale of equipment shared with an affiliated limited partnership. These sales proceeds were not repaid to the Partnership by December 31, 2003, however, CCC intends to repay $100,000 by March 31, 2004, with the remaining balance of $60,000 to be repaid by June 30, 2004. CCC intends to repay the remaining balance of approximately $194,000 through acquisition fees, debt placement fees and reimbursement of expenses, with a minimum amount of $10,000 per month, commencing March 1, 2004.

6. Notes Payable      Notes payable consisted of the following:

                      December 31,                                             2003            2002
                      ----------------------------------------------------------------------------------
                      Installment notes payable to banks; interest
                      ranging from 7.25% to 9.75%, were due in
                      monthly installments ranging from $72 to
                      $5,975, including interest, with final
                      payments due from February through December
                      2003.                                                  $      --       $   224,172

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                      Installment notes payable to banks; interest
                      ranging from 6.50% to 8.75%, due in monthly
                      installments ranging from $96 to $22,799,
                      including interest, with final payments due
                      from February through November 2004.                     498,520         1,213,397

                      Installment notes payable to banks; interest
                      ranging from 6.25% to 6.75%, due in monthly
                      installments ranging from $241 to $1,875,
                      including interest, with final payments due
                      from February through April 2005.                         74,204           131,353

                      Installment notes payable to banks; interest
                      ranging from 5.95% to 6.50%, due in monthly
                      installments ranging from $507 to $1,892,
                      including interest, with final payments due
                      June 2006.                                               155,641           211,377
                      ----------------------------------------------------------------------------------

                                                                             $ 728,365       $ 1,780,299
                      ==================================================================================

                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2003 are as follows:

                      Year ending December 31,                       Amount
                      --------------------------------------------------------

                          2004                                      $  618,764
                          2005                                          76,536
                          2006                                          33,065
                      --------------------------------------------------------

                                                                    $  728,365
                      ========================================================

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

7. Supplemental       Other noncash activities included in the determination of
   Cash Flow          net loss are as follows:
   Information

Year ended December 31,                                               2003               2002                2001
-----------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                     $  995,568        $ 1,149,810         $ 1,250,353

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
                                                                        --                 --               1,762
-----------------------------------------------------------------------------------------------------------------

Total adjustment to net loss from other
     noncash activities                                         $  995,568        $ 1,149,810         $ 1,252,115
=================================================================================================================

                      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                      Noncash investing and financing activities include the following:

Year ended December 31,                                               2003               2002                2001
-----------------------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                      $       --        $   503,623         $ 1,966,682
-----------------------------------------------------------------------------------------------------------------

Proceeds from sales received by CCC on behalf
     of the Partnership                                         $  159,600        $        --         $        --
-----------------------------------------------------------------------------------------------------------------

Net book value of equipment converted to direct
     financing leases                                           $   15,299        $   226,581         $        --
-----------------------------------------------------------------------------------------------------------------

Notes payable refinanced                                        $       --        $   189,909         $        --
-----------------------------------------------------------------------------------------------------------------

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

9. Reconciliation of
   Net Income (Loss)
   Reported for
   Financial Reporting
   Purposes to Taxable
   (Loss) on the
   Federal Partnership
   Return

Year ended December 31,                                                  2003              2002              2001
-----------------------------------------------------------------------------------------------------------------
Net income (loss) for financial
         reporting purposes                                        $  129,629        $ (251,242)       $  422,762
     Adjustments
         Depreciation                                                (107,236)         (747,721)             (626)
         Amortization                                                  52,324            60,869            69,077
         Unearned lease income                                       (248,685)          251,553             4,176
         Bad debt (recovery) expense                                 (326,008)          281,008                --
         Loss on sale of computer equipment                          (260,312)         (318,453)         (921,318)
         Other                                                        (55,856)          186,706          (112,207)
-----------------------------------------------------------------------------------------------------------------

Taxable (loss) on the Federal Partnership
     Return                                                        $ (816,144)       $ (537,280)       $ (538,136)
=================================================================================================================

                      The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                      Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

10. Quarterly Results Summarized quarterly financial data for the years ended
    of Operation      December 31, 2003 and 2002 is as follows:
    (Unaudited)

                                                                        Quarter ended
                                             -------------------------------------------------------------------
                                                 March 31         June 30         September 30       December 31
----------------------------------------------------------------------------------------------------------------
2003

Revenues
     Lease and other                            $ 542,701       $ 410,632            $ 301,133         $ 263,990
     (Loss) gain on sale of computer
       equipment                                   (5,192)        323,511              (13,414)          134,219
----------------------------------------------------------------------------------------------------------------

Total revenues                                    537,509         734,143              287,719           398,209

Total costs and expenses                          533,580         438,915              370,171           485,285
----------------------------------------------------------------------------------------------------------------

Net income (loss)                               $   3,929       $ 295,228            $ (82,452)        $ (87,076)
================================================================================================================

Income (loss) per limited
     partner unit                               $    0.01       $    0.64            $   (0.18)        $   (0.19)
================================================================================================================

                      Total costs and expenses includes an impairment adjustment of approximately $31,000 that was recorded in the fourth quarter of 2003.

                                            Commonwealth Income & Growth Fund II


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                        Quarter ended
                                             -------------------------------------------------------------------
                                                 March 31         June 30         September 30       December 31
----------------------------------------------------------------------------------------------------------------
2002

Revenues
     Lease and other                            $ 703,717       $ 686,154            $ 668,151         $ 655,611
     Gain (loss) on sale of computer
         equipment                                  1,842          (1,539)                (611)            1,136
----------------------------------------------------------------------------------------------------------------

Total revenues                                    705,559         684,615              667,540           656,747

Total costs and expenses                          782,877         717,176              720,191           745,459
----------------------------------------------------------------------------------------------------------------

Net (loss)                                      $ (77,318)      $ (32,561)           $ (52,651)        $ (88,712)
----------------------------------------------------------------------------------------------------------------

(Loss) per limited
     partner unit                               $    (.17)      $    (.07)           $    (.11)        $    (.19)
================================================================================================================

                      The cumulative gain or loss on sale of equipment is included in revenues or costs as appropriate.