Form 10-Q
period 2004-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2004-05-24
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                          COMMONWEALTH INCOME & GROWTH FUND II
                                     BALANCE SHEETS

                                                           MARCH 31        DECEMBER 31,
                                                             2004             2003
                                                         -----------       -----------
                                                         (UNAUDITED)
ASSETS

Cash and cash equivalents                                $     5,977       $    37,758
Lease income receivable                                        8,587             4,550
Net investment in direct financing leases                    131,481           146,478
Other receivables - affiliated partnerships                    7,888             7,888
Prepaid expenses                                               8,432             3,200
                                                         -----------       -----------
                                                             162,365           199,874
                                                         -----------       -----------

Computer equipment, at cost                                5,048,476         5,409,223
Accumulated depreciation                                  (3,907,936)       (4,013,668)
                                                         -----------       -----------
                                                           1,140,540         1,992,457
                                                         -----------       -----------

Equipment acquisition costs and deferred expenses, net        30,683            42,906
Accounts receivable, Commonwealth Capital Corp               229,610           354,122
                                                         -----------       -----------
                                                             260,293           397,028
                                                         -----------       -----------
TOTAL ASSETS                                             $ 1,563,198       $ 1,992,457
                                                         ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                         $    54,479       $    53,606
Accounts payable - General Partner                            27,061            20,065
Other accrued expenses                                         3,500             5,938
Unearned lease income                                         92,996           100,040
Notes payable                                                531,198           728,365
                                                         -----------       -----------
TOTAL LIABILITIES                                            709,234           908,014
                                                         -----------       -----------

PARTNERS' CAPITAL
General partner                                                1,000             1,000
Limited partners                                             852,964         1,083,443
                                                         -----------       -----------
TOTAL PARTNERS' CAPITAL                                      853,964         1,084,443
                                                         -----------       -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 1,563,198       $ 1,992,457
                                                         ===========       ===========



                     see accompanying notes to financial statements

                         COMMONWEALTH INCOME & GROWTH FUND II
                               STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 2004           2003
                                                               ---------     --------
                                                                     (unaudited)
INCOME
Lease                                                          $ 232,774     $542,526
Interest and other                                                   137          175
                                                               ---------     --------

TOTAL INCOME                                                     232,911      542,701
                                                               ---------     --------

EXPENSES
Operating, excluding depreciation                                111,440      193,764
Equipment management fee - General Partner                        11,639       27,127
Interest                                                          11,027       29,950
Depreciation                                                     191,730      266,262
Amortization of equipment
  acquisition costs and deferred expenses                         12,223       16,378
Loss on sale of computer equipment                                 9,891        5,291
                                                               ---------     --------
TOTAL EXPENSES                                                   347,950      538,772
                                                               ---------     --------

NET (LOSS) INCOME                                              $(115,039)    $  3,929
                                                               =========     ========

NET (LOSS) INCOME PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                             $   (0.25)    $    .01
                                                               =========     ========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD                460,067      460,067
                                                               =========     ========












                    see accompanying notes to financial statements

                                        COMMONWEALTH INCOME & GROWTH FUND II
                                          STATEMENTS OF PARTNERS' CAPITAL

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                          (UNAUDITED)

                                            GENERAL LIMITED
                                                PARTNER        PARTNER     GENERAL       LIMITED
                                                 UNITS          UNITS      PARTNER       PARTNER         TOTAL
                                            ---------------    -------     -------      ----------     -----------
PARTNERS' CAPITAL - DECEMBER 31, 2003                    50    460,067     $ 1,000      $1,083,443     $ 1,084,443
  Net income (loss)                                                          1,154        (116,193)       (115,039)
  Distributions                                                             (1,154)       (114,286)       (115,440)
                                            ---------------    -------     -------      ----------     -----------
PARTNERS' CAPITAL - MARCH 31, 2004                       50    460,067     $ 1,000      $  852,964     $   853,964
                                            ===============    =======     =======      ==========     ===========








                 see accompanying notes to financial statements

                           COMMONWEALTH INCOME & GROWTH FUND II
                                  STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                2004              2003
                                                              ---------         ---------
OPERATING ACTIVITIES                                                  (UNAUDITED)
Net (loss) income                                             $(115,039)        $   3,929
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities
       Depreciation and amortization                            203,953           282,640
       Loss on sale of computer equipment                         9,891             5,291
       Other noncash activities included in
          determination of net (loss) income                   (183,325)         (275,213)
       Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                            (4,037)              692
              Minimum lease receivables                           1,155               504
              Other receivable, General Partner                       -            53,669
              Other receivables - affiliated partnerships             -            (3,401)
              Prepaid expenses                                   (5,232)            3,019
         Increase (decrease) in liabilities
              Accounts payable                                      873           132,131
              Accounts payable, General Partner                  60,674            (6,318)
              Other accrued expenses                             (2,438)                -
              Unearned lease income                              (7,044)          (41,112)
                                                              ---------         ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (40,569)          155,831
                                                              ---------         ---------

INVESTING ACTIVITIES:

Capital expenditures                                                  -           (15,000)
Net proceeds from the sale of computer equipment                 53,394             2,800
Equipment acquisition fees paid to General Partner                    -              (600)
                                                              ---------         ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              53,394           (12,800)
                                                              ---------         ---------

FINANCING ACTIVITIES:
Distributions to partners                                      (115,440)         (115,440)
Other receivables-Commonwealth Capital Corp                      70,834            (9,998)
                                                              ---------         ---------


NET CASH (USED IN) FINANCING ACTIVITIES                         (44,606)         (125,438)
                                                              ---------         ---------


Net (decrease) increase in cash and equivalents                 (31,781)           17,593
Cash and cash equivalents, beginning of period                   37,758            33,361
                                                              ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   5,977         $  50,954
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

2.      SUMMARY OF                 BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                 The financial information presented as of any date other than December 31
        POLICIES                   has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                                   REVENUE RECOGNITION

                                   Through March 31, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases.
                                   Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.
                                   The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2004, there is no impairment.

                                   Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                                   INTANGIBLE ASSETS

                                   Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

3.      NET INVESTMENT IN          The following lists the components of the net investment in direct
        DIRECT FINANCING           financing leases as of March 31, 2004 and December 31, 2003:
        LEASES
                                                                                  MARCH 31,        December 31,
                                                                                    2004              2003
                                                                                  --------          --------
                                   Minimum lease payments receivable              $158,008          $176,035
                                   Less: Unearned revenue                           26,527            29,557
                                                                                  --------          --------
                                   Net investment in direct financing leases      $131,481          $146,478
                                                                                  ========          ========

                                   The following is a schedule of future minimum rentals on noncancellable direct financing leases at March 31, 2004

                                                                                                     Amount
                                                                                                    --------

                                   Nine Months Remaining December 31, 2004                          $ 54,081
                                   Year Ended December 31, 2005                                       70,183
                                   Year Ended December 31, 2006                                       33,744
                                                                                                    --------
                                                                                                    $158,008
                                                                                                    ========

4.      COMPUTER                   The Partnership is the lessor of equipment under operating leases with
        EQUIPMENT                  periods ranging from 24 to 48 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                   The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2004 and December 31,
                                   2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at
                                   March 31, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $295,000 and $422,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $475,000 and
                                   $696,000, respectively.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2004:

                                                                                                     Amount
                                                                                                    --------
                                     Nine Months ended December 31, 2004                            $474,000
                                     Year Ended December 31, 2005                                     47,000
                                     Year Ended December 31, 2006                                     13,000
                                                                                                    --------

                                                                                                    $534,000
                                                                                                    ========

5.      RELATED PARTY              OTHER RECEIVABLES
        TRANSACTIONS
                                   As of March 31, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $230,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $125,000 in the three months ending March 31, 2004 by the offsetting of equipment management and acquisition fees and payments by
                                   CCC. CCC intends to repay the balance of the receivable, through acquisition and debt placement fees, over approximately the next several fiscal years, with a minimum payment of $10,000 per month, commencing
                                   March 1, 2004.

                                   REIMBURSABLE EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.
                                   In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the
                                   Partnership. During the three months ended March 31, 2004 and 2003, the
                                   Partnership recorded $63,000 and $84,000, respectively, for reimbursement of expenses to the General Partner.

                                   EQUIPMENT ACQUISITION FEE

                                   The General Partner is entitled to be paid an equipment acquisition fee of
                                   4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the three months ended March 31, 2003, equipment acquisition fees of approximately
                                   $1,000 were earned by the General Partner. There were no equipment acquisition fees earned by the General Partner during the three months ended March 31, 2004.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a)
                                   two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2004 and 2003, equipment management fees of approximately $12,000 and $27,000, respectively, were earned by the General Partner.

                                   EQUIPMENT LIQUIDATION FEE

                                   With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii)
                                   three percent of the sales price for such equipment is payable to the
                                   General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.
                                   During the three months ended March 31, 2004, equipment liquidation fees of approximately $2,000 were earned by the General Partner. There were no equipment liquidation fees earned by the General Partner during the three months ended March 31, 2003.

6.      NOTES PAYABLE              Notes payable consisted of the following:


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2004           2003
                                                                                  --------      ------------

                               Installment notes payable to banks; interest
                               ranging from 6.50% to 8.75%, due in monthly
                               installments ranging from $96 to $22,799,
                               including interest, with final payments due from
                               February through November 2004.                    $330,706      $    498,520

                               Installment notes payable to banks; interest
                               ranging from 6.25% to 6.75%, due in monthly
                               installments ranging from $240 to $1,875,
                               including interest, with final payments due from
                               February through April 2005.                         59,342            74,204

                               Installment notes payable to banks, interest
                               ranging from 5.95% to 6.50%: due in monthly
                               installments ranging from $507 to $1,892,
                               including interest, with final payments due June,
                               2006.                                               141,150           155,641
                                                                                  --------      ------------
                                                                                  $531,198      $    728,365
                                                                                  ========      ============

                                    These notes are secured by specific computer
                                    equipment and are nonrecourse liabilities of
                                    the Partnership. Aggregate maturities of
                                    notes payable for each of the periods
                                    subsequent to March 31, 2004 are as follows:
                                                                                                   Amount
                                                                                                ------------
                                       Nine months ended December 31, 2004                      $    421,597
                                       Year ended December 31, 2005                                   76,535
                                       Year ended December 31, 2006                                   33,066
                                                                                                ------------
                                                                                                $    531,198
                                                                                                ------------

7.      SUPPLEMENTAL               Other noncash activities included in the determination of net loss are as
        CASH FLOW                  follows:
        INFORMATION

Three months ended March 31,                                2004       2003
---------------------------                               --------   --------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to bank           $183,325   $275,213
                                                          ========   ========

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

           Noncash investing and financing activities include the following:

Three months ended March 31,                                2004       2003
----------------------------                              --------   --------

Net book value of equipment converted to
    direct financing leases                               $      -   $  3,346
                                                          --------   --------
Offsetting of receivables from CCC with
    payables to General Partner                           $ 53,678   $      -
                                                          ========   ========

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

REVENUE RECOGNITION

Through March 31, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2004 and 2003 were net proceeds received from sale of equipment totaling approximately $53,000 and $3,000, respectively, the repayment of receivables from CCC of approximately $71,000 for the period ending March 31, 2004 and cash from operations of approximately $156,000 for the period ending March 31, 2003. The primary uses of cash for the three months ended March 31, 2004 and 2003 were for the payment of preferred distributions to partners of approximately $115,000 for both period ends, cash used in operations of approximately $41,000 for the period ending March 31, 2004 and capital expenditures for new equipment totaling approximately $15,000 for the period ending March 31, 2003. There were no capital expenditures for the period ending March 31, 2004.

For the three month period ended March 31, 2004, the Partnership used cash flows from operating activities of approximately $41,000, which includes a net loss of approximately $115,000 and depreciation and amortization expenses of approximately $204,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $183,000.

For the three month period ended March 31, 2003, the Partnership generated cash flows from operating activities of approximately $156,000, which includes net income of approximately $4,000 and depreciation and amortization expenses of approximately $283,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $275,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

As of March 31, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $230,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $125,000 in the three months ending March 31, 2004 by the offsetting of equipment management and acquisition fees and payments by CCC. CCC intends to repay the balance of the receivable, through acquisition and debt placement fees, over approximately the next several fiscal years, with a minimum payment of $10,000 per month, commencing March 1, 2004.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $474,000 for the balance of the year ending December 31,

2004 and $60,000 thereafter. As of March 31, 2004, the Partnership had future minimum rentals on noncancellable capital leases of $54,000 for the balance of the year ending December 31, 2004 and $104,000 thereafter. At March 31, 2004, the outstanding debt was $531,000, with interest rates ranging from 5.95% to 8.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2004 and December 31, 2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $295,000 and $422,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $475,000 and $696,000, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

 For the quarter ended March 31, 2004, the Partnership recognized income of approximately $233,000 and expenses of approximately $348,000, resulting in a net loss of approximately $115,000. For the quarter ended March 31, 2003, the Partnership recognized income of approximately $543,000 and expenses of approximately $538,000, resulting in net income of approximately $4,000.

Lease income decreased by 57% to approximately $233,000 for the quarter ended March 31, 2004, from approximately $543,000 for the quarter ended March 31, 2003, primarily due to the fact that more lease agreements ended since the quarter ended March 31, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 43% to approximately $111,000 for the quarter ended March 31, 2004, from approximately $194,000 for the quarter ended March 31, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $14,000, a decrease in remarketing fees of approximately $79,000 and an increase in professional fees of approximately $14,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 57% to approximately $12,000 for the quarter ended March 31, 2004, from approximately $27,000 for the quarter ended March 31, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 28% to approximately $204,000 for the quarter ended March 31, 2004, from approximately $282,000 for the quarter ended March 31, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $63,000 for the quarter ended March 31, 2004, for a net loss of approximately $10,000. The Partnership sold computer equipment with a net book value of approximately $8,000 for the quarter ended March 31, 2003, for a net loss of approximately $5,000.

Interest expense decreased 63% to approximately $11,000 for the quarter ended March 31, 2004 from approximately $30,000 for the quarter ended March 31, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2004.

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

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                                            COMMONWEALTH INCOME & GROWTH FUND II
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner

May 24, 2004                                By: /s/ George S. Springsteen
------------------                             ---------------------------------
Date                                        George S. Springsteen
                                            President