Form 10-Q
period 2004-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2004-08-13
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                          COMMONWEALTH INCOME & GROWTH FUND II
                                     BALANCE SHEETS

                                                            JUNE 30,        DECEMBER 31,
                                                             2004               2003
                                                          -----------------------------
                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents                                 $    64,598       $    37,758
Lease income receivable                                         5,434             4,550
Net investment in direct financing leases                     116,483           146,478
Other receivables - General Partner                             6,009                 -
Other receivables - Affiliated limited partnerships             5,839             7,888
Prepaid expenses                                                5,454             3,200
                                                          -----------------------------
                                                              203,817           199,874
                                                          -----------------------------

Computer equipment, at cost                                 5,002,531         5,409,223
Accumulated depreciation                                   (4,052,092)       (4,013,668)
                                                          -----------------------------
                                                              950,439         1,395,555
                                                          -----------------------------


Equipment acquisition costs and deferred expenses, net         19,330            42,906
Accounts receivable, Commonwealth Capital Corp                114,615           354,122
                                                          -----------------------------
                                                              133,945           397,028
                                                          -----------------------------

TOTAL ASSETS                                              $ 1,288,201       $ 1,992,457
                                                          =============================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                          $   162,717       $    53,606
Accounts payable - General Partner                                  -            20,065
Other accrued expenses                                              -             5,938
Unearned lease income                                          96,231           100,040
Notes payable                                                 357,439           728,365
                                                          -----------------------------
TOTAL LIABILITIES                                             616,387           908,014
                                                          -----------------------------

PARTNERS' CAPITAL
General partner                                                 1,000             1,000
Limited partners                                              670,814         1,083,443
                                                          -----------------------------
TOTAL PARTNERS' CAPITAL                                       671,814         1,084,443
                                                          -----------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 1,288,201       $ 1,992,457
                                                          =============================



                 see accompanying notes to financial statements

                                       COMMONWEALTH INCOME & GROWTH FUND II
                                             STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                             2004          2003          2004             2003
                                                           ----------------------      -------------------------
                                                                 (UNAUDITED)                 (UNAUDITED)
INCOME
Lease                                                      $217,069      $409,334      $ 449,843      $  951,860
Interest and other                                              278         1,298            415           1,473
Gain on sale of computer equipment                                -       323,511              -         318,319
                                                           --------      --------      ---------      ----------
TOTAL INCOME                                                217,347       734,143        450,258       1,271,652
                                                           --------      --------      ---------      ----------

EXPENSES
Operating, excluding depreciation                            55,690       143,741        167,130         337,604
Equipment management fee - General Partner                   10,853        20,466         22,492          47,593
Interest                                                      7,861        24,427         18,888          54,377
Depreciation                                                183,422       234,607        375,152         500,869
Amortization of equipment
  acquisition costs and deferred expenses                    12,370        15,674         24,593          32,052
Loss on sale of computer equipment                           13,861             -         23,752               -
                                                           --------      --------      ---------      ----------
TOTAL EXPENSES                                              284,057       438,915        632,007         972,495
                                                           --------      --------      ---------      ----------

NET (LOSS) INCOME                                          $(66,710)     $295,228      $(181,749)     $  299,157
                                                           ========      ========      =========      ==========

NET (LOSS) INCOME PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                         $  (0.15)     $   0.64      $   (0.40)     $     0.65
                                                           ========      ========      =========      ==========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD           460,067       460,067        460,067         460,067
                                                           ========      ========      =========      ==========



                 see accompanying notes to financial statements

                                       COMMONWEALTH INCOME & GROWTH FUND II
                                         STATEMENTS OF PARTNERS' CAPITAL

                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                     (UNAUDITED)

                                            GENERAL      LIMITED
                                            PARTNER      PARTNER       GENERAL         LIMITED
                                             UNITS        UNITS        PARTNER         PARTNER          TOTAL
                                            --------------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003            50      460,067       $ 1,000        $1,083,443      $1,084,443
  Net income (loss)                                                      2,309          (184,058)       (181,749)
  Distributions                                                         (2,309)         (228,571)       (230,880)
                                                 --      -------       -------        ----------      ----------
PARTNERS' CAPITAL - JUNE 30, 2004                50      460,067       $ 1,000        $  670,814      $  671,814
                                                 ==      =======       =======        ==========      ==========








                 see accompanying notes to financial statements

                             COMMONWEALTH INCOME & GROWTH FUND II
                                   STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                      2004           2003
                                                                    ---------      ---------
OPERATING ACTIVITIES                                                       (UNAUDITED)
Net (loss) income                                                   $(181,749)     $ 299,157
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities
       Depreciation and amortization                                  399,745        532,921
       Loss (gain) on sale of computer equipment                       23,752       (318,319)
      Other noncash activities included in
          determination of net (loss) income                         (360,331)      (536,047)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                    (884)         4,004
              Minimum lease receivables                                 2,310            978
              Other receivable, General Partner                        81,282         75,270
              Other receivables - Affiliated limited partnerships       2,049          2,959
              Prepaid expenses                                         (2,254)         3,019
         Increase (decrease) in liabilities
              Accounts payable                                        109,111         (4,602)
              Other accrued expenses                                   (5,938)        (7,362)
              Unearned lease income                                    (3,809)       (74,885)
                                                                    ---------      ---------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    63,284        (22,907)
                                                                    ---------      ---------

INVESTING ACTIVITIES:


Capital expenditures                                                   (4,049)       (15,000)
Net proceeds from the sale of computer equipment                       67,351        382,317
Equipment acquisition fees paid to General Partner                       (846)          (600)
                                                                    ---------      ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                              62,456        366,717
                                                                    ---------      ---------

FINANCING ACTIVITIES:
Distributions to partners                                            (230,880)      (288,601)
Other receivables-Commonwealth Capital Corp                           132,151         81,287
Debt placement fee paid to the General Partner                           (171)             -
                                                                    ---------      ---------

NET CASH (USED IN) FINANCING ACTIVITIES                               (98,900)      (207,314)
                                                                    ---------      ---------


Net increase in cash and equivalents                                   26,840        136,496
Cash and cash equivalents, beginning of period                         37,758         33,361
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  64,598      $ 169,857
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

2.  SUMMARY OF                 BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING                 The financial information presented as of any
    POLICIES                   date other than December 31 has been prepared
                               from the books and records without audit.
                               Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended
                               December 31, 2004.

                               REVENUE RECOGNITION

                               Through June 30, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

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

                               LIQUIDATION POLICIES

                               The Partnership has begun liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

                               LONG-LIVED ASSETS

                               The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2004, there is no impairment.

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

3.  NET INVESTMENT IN          The following lists the components of the net
    DIRECT FINANCING           investment in direct financing leases as of June
    LEASES                     30, 2004 and December 31, 2003:

                                                                             JUNE 30,     December 31,
                                                                               2004           2003
                                                                             -----------------------
                               Minimum lease payments
                               receivable                                    $139,981       $176,035
                               Less: Unearned revenue                          23,498         29,557
                               ---------------------------------------------------------------------
                               Net investment in direct financing
                               leases                                        $116,483       $146,478
                               =====================================================================

                               The following is a schedule of future minimum rentals on noncancellable direct financing leases at June 30, 2004

                                                                        Amount
                                                                       --------
                               Six Months ending December 31, 2004     $ 36,054
                               Year Ended December 31, 2005              70,183
                               Year Ended December 31, 2006              33,744
                                                                       --------
                                                                       $139,981
                               ================================================

4.  COMPUTER                   The Partnership is the lessor of equipment under
    EQUIPMENT                  operating leases with periods  ranging from 24 to
                               48 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                               The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $165,000 and $422,000, respectively, which is included in the
                               Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $251,000 and $696,000, respectively.

                               The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2004:

                                                                        Amount
                               ------------------------------------------------
                               Six Months ending December 31, 2004     $248,000
                               Year Ended December 31, 2005              54,000
                               Year Ended December 31, 2006              13,000
                               ------------------------------------------------

                                                                       $315,000
                               ================================================

5.  RELATED PARTY              OTHER RECEIVABLES
    TRANSACTIONS

                               As of June 30, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $115,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $240,000 in the six months ending June 30, 2004 by the offsetting of equipment management and acquisition fees and payments by CCC. CCC intends to repay the balance of the receivable, through acquisition and debt placement fees, over approximately the next fiscal year, with a minimum payment of $10,000 per month, commencing March 1, 2004.

                               REIMBURSABLE EXPENSES

                               The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six months ended June 30, 2004 and 2003, the Partnership recorded $110,000 and $153,000, respectively, for reimbursement of expenses to the General Partner.

                               EQUIPMENT ACQUISITION FEE

                               The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the six months ended June 30, 2004 and 2003, equipment acquisition fees of approximately $1,000 were earned by the General Partner for both periods.

                               EQUIPMENT MANAGEMENT FEE

                               The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2004 and 2003, equipment management fees of approximately $23,000 and $48,000, respectively, were earned by the General Partner.

                               EQUIPMENT LIQUIDATION FEE

                               With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2004 and 2003, equipment liquidation fees of approximately $2,000 and $22,000, respectively, were earned by the General Partner.

6.  NOTES PAYABLE              Notes payable consisted of the following:

                                                                    JUNE 30,  DECEMBER 31,
                                                                      2004       2003
                               --------------------------------------------------------
                               Installment notes payable to
                               banks; interest ranging from
                               6.50% to 8.75%, due in
                               monthly installments ranging
                               from $96 to $22,799, including
                               interest, with final payments
                               due from February through
                               November 2004.                       $172,045   $498,520

                               Installment notes payable to
                               banks; interest ranging from
                               6.00% to 6.75%, due in
                               monthly installments ranging
                               from $240 to $1,875, including
                               interest, with final payments
                               due from February through
                               June 2005.                             58,965     74,204

                               Installment notes payable to
                               banks, interest ranging from
                               5.95% to 6.50%: due in
                               monthly installments ranging
                               from $507 to $1,892, including
                               interest, with final payments
                               due June, 2006.                       126,429    155,641
                                                                    --------   --------
                                                                    $357,439   $728,365
                               ========================================================

                                These notes are secured by specific computer
                                equipment and are nonrecourse liabilities of the
                                Partnership. Aggregate maturities of notes payable for
                                each of the periods subsequent to June 30, 2004 are as
                                follows:
                                                                                Amount
                                                                               --------
                                  Six months ending December 31, 2004          $240,367
                                  Year ended December 31, 2005                   84,006
                                  Year ended December 31, 2006                   33,066
                                                                               --------
                                                                               $357,439
                                                                               --------


7.  SUPPLEMENTAL               Other noncash activities included in the
    CASH FLOW                  determination of net loss are as follows:
    INFORMATION

Six months ended June 30,                                   2004       2003
-----------------------------------------------------------------------------

Lease income, net of interest expense on
    notes payable realized as a result of
    direct payment of principal by lessee to
    bank
                                                          $360,331   $536,047
=============================================================================

       No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

         Noncash investing and financing activities include the following:

Six months ended June 30,                                   2004       2003
---------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                              $ 17,090     $    -

===========================================================================
Net book value of equipment converted to
     direct financing leases                            $      -     $3,346
===========================================================================
Offsetting of receivables from CCC with
     payables to General Partner                        $107,356     $    -
===========================================================================

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 2 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through June 30, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the six months ended June 30, 2004 and 2003 were net proceeds received from sale of equipment totaling approximately $67,000 and $382,000, respectively, and cash provided from operations of approximately $63,000 and the repayment of receivables from CCC of approximately $132,000 for the period ending June 30, 2004. The primary uses of cash for the six months ended June 30, 2004 and 2003 were the payment of preferred distributions to partners of approximately $231,000 and $289,000, respectively, and capital expenditures for new equipment totaling approximately $4,000 and $15,000, respectively. The Partnership used cash from operations of approximately $23,000 for the six months ended June 30, 2003.

For the six month period ended June 30, 2004, the Partnership generated cash flows from operating activities of approximately $63,000, which includes a net loss of approximately $182,000 and depreciation and amortization expenses of approximately $400,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $360,000.

For the six month period ended June 30, 2003, the Partnership used cash flows from operating activities of $23,000, which includes net income of $299,000, a gain on sale of equipment totaling $318,000, and depreciation and amortization expenses of $533,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $536,000.

As of June 30, 2004, the Partnership has a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $115,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $240,000 in the six months ending June 30, 2004 by the offsetting of equipment management and acquisition fees and payments by CCC. CCC intends to repay the balance of the receivable, through acquisition and debt placement fees, over approximately the next fiscal year, with a minimum payment of $10,000 per month, commencing March 1, 2004.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $248,000 for the balance of the year ending December 31, 2004 and $67,000 thereafter. As of June 30, 2004, the Partnership had future minimum rentals on noncancellable capital leases of $36,000 for the balance of the year ending December 31, 2004 and $104,000 thereafter. At June 30, 2004, the outstanding debt was $357,000, with interest rates ranging from 5.95% to 8.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $165,000 and $422,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $251,000 and $696,000, respectively.

The Partnership has begun liquidation during the quarter ended June 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
  -----------------------------------------------------------------------------

For the quarter ended June 30, 2004, the Partnership recognized income of approximately $217,000 and expenses of approximately $284,000, resulting in a net loss of approximately $67,000. For the quarter ended June 30, 2003, the Partnership recognized income of approximately $734,000 and expenses of approximately $439,000, resulting in net income of approximately $295,000.

Lease income decreased by 47% to approximately $217,000 for the quarter ended June 30, 2004, from approximately $409,000 for the quarter ended June 30, 2003, primarily due to the fact that more lease agreements ended since the quarter ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 61% to approximately $56,000 for the quarter ended June 30, 2004, from approximately $144,000 for the quarter ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $19,000, a decrease in remarketing fees of approximately $28,000, a decrease in professional fees of approximately $14,000, a decrease in due diligence expenses of approximately

$9,000, a decrease in postage/shipping expenses of approximately $6,000, a decrease in conventions of approximately $2,000 and a decrease in office equipment rental of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 47% to approximately $11,000 for the quarter ended June 30, 2004, from approximately $21,000 for the quarter ended June 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 22% to approximately $196,000 for the quarter ended June 30, 2004, from approximately $250,000 for the quarter ended June 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $28,000 for the quarter ended June 30, 2004, for a net loss of approximately $14,000. The Partnership sold computer equipment with a net book value of approximately $56,000 for the quarter ended June 30, 2003, for a net gain of approximately $324,000.

Interest expense decreased 68% to approximately $8,000 for the quarter ended June 30, 2004 from approximately $24,000 for the quarter ended June 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

    Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
    -------------------------------------------------------------------------

For the six months ended June 30, 2004, the Partnership recognized income of approximately $450,000 and expenses of approximately $632,000, resulting in a net loss of approximately $182,000. For the six months ended June 30, 2003, the Partnership recognized income of approximately $1,272,000 and expenses of approximately $973,000, resulting in net income of approximately $299,000.

Lease income decreased by 53% to approximately $450,000 for the six months ended June 30, 2004, from approximately $952,000 for the six months ended June 30, 2003, primarily due to the fact that more lease agreements ended since the six months ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 50% to approximately $167,000 for the six months ended June 30, 2004, from approximately $338,000 for the six months ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $33,000, a decrease in remarketing fees of approximately $108,000, a decrease in due diligence expenses of approximately $15,000, a decrease in postage/shipping expenses of approximately $7,000, a decrease in conventions of approximately $2,000 and a decrease in printing services of approximately $6,000, a decrease in communication expenses of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 53% to approximately $22,000 for the six months ended June 30, 2004, from approximately $48,000 for the six months ended June 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 25% to approximately $400,000 for the six months ended June 30, 2004, from approximately $533,000 for the six months ended June 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $91,000 for the six months ended June 30, 2004, for a net loss of approximately $24,000. The Partnership sold computer equipment with a net book value of approximately $64,000 for the six months ended June 30, 2003, for a net gain of approximately $318,000.

Interest expense decreased 65% to approximately $19,000 for the six months ended June 30, 2004 from approximately $54,000 for the six months ended June 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2004.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                                          COMMONWEALTH INCOME & GROWTH
                                          FUND II
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner

August 13, 2004                           By: /s/ George S. Springsteen
---------------                              --------------------------
Date                                        George S. Springsteen
                                            President