Form 10-Q
period 2004-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2004-11-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-89476

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
              -----------------------------------------------------
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

                              COMMONWEALTH INCOME & GROWTH FUND II, L.P.
                                            BALANCE SHEETS


                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                       2004                2003
                                                                  ----------------------------------
                                                                    (UNAUDITED)
ASSETS

Cash and cash equivalents                                         $        3,028       $     37,758
Lease income receivable                                                   11,731              4,550
Net investment in direct financing leases                                101,485            146,478
Other receivables - Affiliated limited partnerships                       12,743              7,888
Prepaid expenses                                                           2,827              3,200
                                                                  ----------------------------------
                                                                         131,814            199,874
                                                                  ----------------------------------

Computer equipment, at cost                                            3,408,971          5,409,223
Accumulated depreciation                                              (2,732,068)        (4,013,668)
                                                                  ----------------------------------
                                                                         676,903          1,395,555
                                                                  ----------------------------------

Equipment acquisition costs and deferred expenses, net                     7,167             42,906
Accounts receivable, Commonwealth Capital Corp                                 -            354,122
                                                                  ----------------------------------
                                                                           7,167            397,028
                                                                  ----------------------------------

TOTAL ASSETS                                                      $      815,884       $  1,992,457
                                                                  ==================================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                                  $       98,095       $     53,606
Accounts payable - General Partner                                        35,070             20,065
Accounts payable - Commonwealth Capital Corp.                             46,142                  -
Other accrued expenses                                                     2,300              5,938
Unearned lease income                                                     95,011            100,040
Notes payable                                                            194,801            728,365
                                                                  ----------------------------------
TOTAL LIABILITIES                                                        471,419            908,014
                                                                  ----------------------------------
PARTNERS' CAPITAL
General partner                                                            1,000              1,000
Limited partners                                                         343,465          1,083,443
                                                                  ----------------------------------
TOTAL PARTNERS' CAPITAL                                                  344,465          1,084,443
                                                                  ----------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $      815,884      $   1,992,457
                                                                  ==================================

                 see accompanying notes to financial statements

                                         COMMONWEALTH INCOME & GROWTH FUND II, L.P.
                                                  STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                          2004               2003               2004              2003
                                                       --------------------------------------------------------------------
                                                                (UNAUDITED)                          (UNAUDITED)
INCOME
Lease                                                   $  168,910        $   300,754         $  618,753       $ 1,252,614
Interest and other                                           2,701                379              3,116             1,852
Gain on sale of computer equipment                               -                  -                  -           304,905
                                                       --------------------------------------------------------------------

TOTAL INCOME                                               171,611            301,133            621,869         1,559,371
                                                       --------------------------------------------------------------------

EXPENSES
Operating                                                  104,262             90,042            338,469           427,646
Equipment management fee - General Partner                   8,446             15,038             30,938            62,631
Interest                                                     4,807             19,417             23,695            73,794
Depreciation                                               180,020            229,315            555,172           730,184
Amortization of equipment
  acquisition costs and deferred expenses                   12,163             16,359             36,756            48,411
Loss on sale of computer equipment                           6,746             13,414             30,498                 -
                                                       --------------------------------------------------------------------
TOTAL EXPENSES                                             316,444            383,585          1,015,528         1,342,666
                                                       --------------------------------------------------------------------

NET (LOSS) INCOME                                       $ (144,833)       $   (82,452)        $ (393,659)      $   216,705
                                                       ====================================================================
NET (LOSS) INCOME PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                      $   (0.31)        $     (0.18)        $    (0.86)      $      0.47
                                                       ====================================================================
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          460,067            460,067            460,067           460,067
                                                       ====================================================================

                                       see accompanying notes to financial statements

                                     COMMONWEALTH INCOME & GROWTH FUND II, L.P.
                                           STATEMENTS OF PARTNERS' CAPITAL

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                         (UNAUDITED)

                                                GENERAL      LIMITED
                                                PARTNER      PARTNER      GENERAL         LIMITED
                                                 UNITS        UNITS       PARTNER         PARTNER          TOTAL
                                            ------------------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003             50          460,067     $ 1,000     $ 1,083,443       $ 1,084,443
                                            ------------------------------------------------------------------------
  Net income (loss)                                                         3,463        (397,122)         (393,659)
  Distributions                                                            (3,463)       (342,856)         (346,319)
                                            ------------------------------------------------------------------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2004            50          460,067     $ 1,000     $   343,465       $   344,465
                                            ========================================================================







                                   see accompanying notes to financial statements

                                COMMONWEALTH INCOME & GROWTH FUND II, L.P.
                                          STATEMENTS OF CASH FLOW
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                  2004           2003
                                                                             -----------------------------
OPERATING ACTIVITIES                                                          (UNAUDITED)     (UNAUDITED)
Net (loss) income                                                             $   (393,659)    $  216,705
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities
       Depreciation and amortization                                               591,928        778,595
       Amortization of unearned lease income                                             -         (8,213)
       Loss (gain) on sale of computer equipment                                    30,498       (304,905)
       Other noncash activities included in
          determination of net (loss) income                                      (507,971)      (780,517)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                               (7,181)       407,028
              Minimum direct finance lease receivables                               2,310          2,237
              Accounts receivable, General Partner                                 122,361          2,084
              Other receivables - Affiliated limited partnerships                   (4,855)        (3,075)
              Prepaid expenses                                                         373           (481)
         Increase (decrease) in liabilities
              Accounts payable                                                      44,489        (19,650)
              Accounts payable - Commonwealth Capital Corp.                         46,142              -
              Other accrued expenses                                                (3,638)        (7,362)
              Unearned lease income                                                 (5,029)      (100,767)
                                                                             -----------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (84,232)       181,679
                                                                             -----------------------------
INVESTING ACTIVITIES:

Capital expenditures                                                                (4,049)       (15,000)
Net proceeds from the sale of computer equipment                                   154,121        404,175
Long term unearned lease income                                                          -         32,586
Equipment acquisition fees paid to General Partner                                    (846)          (600)
                                                                             -----------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                          149,226        421,161
                                                                             -----------------------------

FINANCING ACTIVITIES:
Distributions to partners                                                         (346,319)      (461,761)
Other receivables-Commonwealth Capital Corp                                        246,766         91,216
Debt placement fee paid to the General Partner                                        (171)             -
                                                                             -----------------------------

NET CASH (USED IN) FINANCING ACTIVITIES                                            (99,724)      (370,545)
                                                                             -----------------------------

Net (decrease) increase in cash and equivalents                                    (34,730)       232,295
Cash and cash equivalents, beginning of period                                      37,758         33,361
                                                                             -----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      3,028     $  265,656
                                                                             =============================


                              see accompanying notes to financial statements


                          NOTES TO FINANCIAL STATEMENTS

1. BUSINESS                Commonwealth Income & Growth Fund II (the
                           "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is
                           Commonwealth Income & Growth Fund, Inc. (the "General
                           Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA),
                           Financial Planning Association (FPA), and the
                           Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated (the Partnership has begun the liquidation phase - See note 2), the Partnership will continue until December 31, 2006.

2. SUMMARY OF              BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING              The  financial  information  presented as of any
   POLICIES                date other than December 31 has been prepared from
                           the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                           REVENUE RECOGNITION

                           Through September 30, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term using the straight-line method.

                           The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                           USE OF ESTIMATES

                           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           LIQUIDATION POLICIES

                           The Partnership has begun liquidation during the quarter ended September 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

                           LONG-LIVED ASSETS

                           The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2004, there is no impairment.

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

                           CASH AND CASH EQUIVALENTS

                           The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. The Partnership maintains its cash balances in a financial institution. At times, the balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

3. NET INVESTMENT IN       The following lists the components of the net
   DIRECT FINANCING        investment in direct financing leases as of September
   LEASES                  30, 2004 and December 31, 2003:

                                                                               SEPTEMBER 30,   December 31,
                                                                                    2004           2003
                                                                               ----------------------------
                           Minimum lease payments receivable                   $ 121,594          $ 176,035
                           Less: Unearned revenue                                 20,469             29,557
                           --------------------------------------------------------------------------------
                           Net investment in direct financing leases           $ 101,485          $ 146,478
                           --------------------------------------------------------------------------------

                           The following is a schedule of future minimum rentals on noncancellable direct financing leases at September 30, 2004


                                                                                                  Amount
                                                                                               ------------

                           Three Months ending December 31, 2004                               $     17,667
                           Year Ended December 31, 2005                                              70,183
                           Year Ended December 31, 2006                                              33,744
                                                                                               ------------

                                                                                               $    121,594
                           ================================================================================

4. COMPUTER                The Partnership is the lessor of equipment under
   EQUIPMENT               operating leases with periods ranging from 24 to 48
                           months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                           The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2004 and December 31, 2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $47,000 and $422,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $69,000 and $696,000, respectively.

                           The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2004:

                                                                        Amount
                           -----------------------------------------------------
                             Three Months ending December 31, 2004    $  75,000
                             Year Ended December 31, 2005                54,000
                             Year Ended December 31, 2006                13,000
                           -----------------------------------------------------

                                                                      $ 142,000
                           =====================================================

5. RELATED PARTY           OTHER RECEIVABLES
   TRANSACTIONS
                           As of June 30, 2004, the Partnership had an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $115,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been fully reimbursed by CCC in the nine months ending September 30, 2004 by the offsetting of equipment management and acquisition fees and payments by CCC as well as making a cash payments of approximately $106,000 in September 2004.

                           REIMBURSABLE EXPENSES

                           The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2004 and 2003, the Partnership recorded $214,000 and $278,000, respectively, for reimbursement of expenses to the General Partner.

                           EQUIPMENT ACQUISITION FEE

                           The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the nine months ended September 30, 2004 and 2003, equipment acquisition fees of approximately $1,000 were earned by the General Partner for both periods. As of September 30, 2004, the unpaid balance was approximately $1,000. As of December 31, 2003, there was no outstanding balance.

                           EQUIPMENT MANAGEMENT FEE

                           The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2004 and 2003, equipment management fees of approximately $31,000 and $63,000, respectively, were earned by the General Partner. As of September 30, 2004, the unpaid balance was approximately $16,000. As of December 31, 2003, there was no outstanding balance.

                           EQUIPMENT LIQUIDATION FEE

                           With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2004 and 2003, equipment liquidation fees of approximately $5,000 and $23,000, respectively, were earned by the General Partner. As of September 30, 2004 and December 31, 2003, the unpaid balance was approximately $20,000 and $10,000, respectively.

6. NOTES PAYABLE           Notes payable consisted of the following:

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2004            2003
                           --------------------------------------------------------------------------------------
                           Installment notes payable to banks; interest
                           ranging from 6.50% to 8.75%, due in monthly
                           installments ranging from $96 to $22,799,
                           including interest, with final payments due from
                           February through November 2004                           $  45,217        $  498,520

                           Installment notes payable to banks; interest
                           ranging from 6.00% to 6.75%, due in monthly
                           installments ranging from $240 to $1,875,
                           including interest, with final payments due from
                           February through June 2005
                                                                                       38,110            74,204

                           Installment notes payable to banks, interest
                           ranging from 5.95% to 6.50%: due in monthly
                           installments ranging from $507 to $1,892,
                           including interest, with final payments due June,
                           2006                                                       111,474           155,641
                                                                                    -----------------------------
                                                                                    $ 194,801        $  728,365
                           ======================================================================================
                           These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2004 are as follows:

                                                                                                       Amount
                                                                                                     ---------

                                        Three months ending December 31, 2004                        $  78,833
                                        Year ended December 31, 2005                                    82,902
                                        Year ended December 31, 2006                                    33,066
                                                                                                     ---------
                                                                                                     $ 194,801
                                                                                                     =========

7. SUPPLEMENTAL            Other noncash activities included in the
   CASH FLOW               determination of net loss are as follows:
   INFORMATION

Nine months ended September 30,                                 2004                       2003
---------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal by lessee to bank             $  507,971                 $  780,517
===================================================================================================

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                           Noncash investing and financing activities include the following:

Nine months ended September 30,                                 2004                       2003
---------------------------------------------------------------------------------------------------

Debt assumed in connection with purchase
   of computer equipment                                     $   17,090                 $        -
===================================================================================================
Net book value of equipment converted to direct
   financing leases                                          $        -                 $    3,346
===================================================================================================
Offsetting of receivables from CCC with payables to
     General Partner                                         $  246,766                 $        -
===================================================================================================

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

REVENUE RECOGNITION

Through September 30, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the nine months ended September 30, 2004 and 2003 were net proceeds received from sale of equipment totaling approximately $154,000 and $404,000, respectively and the repayment of receivables from CCC of approximately $247,000 and $91,000, respectively and cash provided from operations of approximately $182,000 for the nine months ended September 30, 2003. The primary uses of cash for the nine months ended September 30, 2004 and 2003 were the payment of preferred distributions to partners of approximately $346,000 and $462,000, respectively, and capital expenditures for new equipment totaling approximately $4,000 and $15,000, respectively. The Partnership used cash from operations of approximately $84,000 for the nine months ended September 30, 2004.

For the nine month period ended September 30, 2004, the Partnership used cash flows from operating activities of approximately $84,000, which includes a net loss of approximately $394,000 and depreciation and amortization expenses of approximately $592,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $508,000.

For the nine month period ended September 30, 2003, the Partnership generated cash flows from operating activities of approximately $182,000, which includes net income of $217,000, a gain on sale of equipment totaling $305,000, and depreciation and amortization expenses of $779,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $781,000.

As of June 30, 2004, the Partnership had an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $115,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been fully reimbursed by CCC in the nine months ending September 30, 2004 by the offsetting of equipment management and acquisition fees and payments by CCC as well as making a cash payments of approximately $106,000 in September 2004.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $75,000 for the balance of the year ending December 31, 2004 and $67,000 thereafter. As of September 30, 2004, the Partnership had future minimum rentals on noncancellable capital leases of $36,000 for the balance of the year ending December 31, 2004 and $104,000 thereafter. At September 30, 2004, the outstanding debt was $195,000, with interest rates ranging from 5.95% to 8.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2004 and December 31, 2003 was approximately $1,660,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,813,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $47,000 and $422,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $69,000 and $696,000, respectively.

The Partnership has begun liquidation during the quarter ended September 30, 2004. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

RESULTS OF OPERATIONS

                Three Months Ended September 30, 2004 compared to
                     Three Months Ended September 30, 2003

For the quarter ended September 30, 2004, the Partnership recognized income of approximately $172,000 and expenses of approximately $317,000, resulting in a net loss of approximately $145,000. For the quarter ended September 30, 2003, the Partnership recognized income of approximately $301,000 and expenses of approximately $384,000, resulting in a net loss of approximately $83,000.

Lease income decreased by 44% to approximately $169,000 for the quarter ended September 30, 2004, from approximately $301,000 for the quarter ended September 30, 2003, primarily due to the fact that more lease agreements ended since the quarter ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense increased 16% to approximately $104,000 for the quarter ended September 30, 2004, from approximately $90,000 for the quarter ended September 30, 2003, which is primarily attributable to an increase in remarketing fees of approximately $53,000. There was a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $13,000, a decrease in professional fees of approximately $10,000, a decrease in due diligence expenses of approximately $6,000, a decrease imprinting services of approximately $5,000, a decrease in postage/shipping expenses of approximately $8,000 and a decrease in communications of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 44% to approximately $8,000 for the quarter ended September 30, 2004, from approximately $15,000 for the quarter ended September 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 22% to approximately $192,000 for the quarter ended September 30, 2004, from approximately $246,000 for the quarter ended September 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $94,000 for the quarter ended September 30, 2004, for a net loss of approximately $7,000. The Partnership sold computer equipment with a net book value of approximately $35,000 for the quarter ended September 30, 2003, for a net loss of approximately $13,000.

Interest expense decreased 75% to approximately $5,000 for the quarter ended September 30, 2004 from approximately $19,000 for the quarter ended September 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

                Nine Months Ended September 30, 2004 compared to
                      Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, the Partnership recognized income of approximately $622,000 and expenses of approximately $1,016,000, resulting in a net loss of approximately $394,000. For the nine months ended September 30, 2003, the Partnership recognized income of approximately $1,559,000 and expenses of approximately $1,342,000, resulting in net income of approximately $217,000.

Lease income decreased by 51% to approximately $619,000 for the nine months ended September 30, 2004, from approximately $1,253,000 for the nine months ended September 30, 2003, primarily due to the fact that more lease agreements ended since the nine months ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expense decreased 21% to approximately $338,000 for the nine months ended September 30, 2004, from approximately $428,000 for the nine months ended September 30, 2003, which is primarily attributable to a decrease in remarketing fees of approximately $54,000, a decrease in due diligence expenses of approximately $21,000, a decrease in postage/shipping expenses of approximately $15,000, a decrease in conventions of approximately $2,000 and a decrease in printing services of approximately $11,000, a decrease in communication expenses of approximately $4,000. There was also an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $22,000

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 51% to approximately $31,000 for the nine months ended September 30, 2004, from approximately $63,000 for the nine months ended September 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 24% to approximately $592,000 for the nine months ended September 30, 2004, from approximately $779,000 for the nine months ended September 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $185,000 for the nine months ended September 30, 2004, for a net loss of approximately $30,000. The Partnership sold computer equipment with a net book value of approximately $99,000 for the nine months ended September 30, 2003, for a net gain of approximately $305,000.

Interest expense decreased 68% to approximately $24,000 for the nine months ended September 30, 2004 from approximately $74,000 for the nine months ended September 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2004.

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

PART II:   OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND II

         Item 1.  LEGAL PROCEEDINGS.

                  Inapplicable

         Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

                                        COMMONWEALTH INCOME & GROWTH FUND II
                                        BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

November 15, 2004                       By: /s/ George S. Springsteen
-----------------                           --------------------------
Date                                    George S. Springsteen
                                        President