Form 10-K
period 2004-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2005-03-31
CIK 938322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class to             Name of exchange on
              be so registered                  which each class
                                             is to be registered

                  None                                N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES |_| NO |X|

                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I
Item 1.   Business                                                             3
Item 2.   Properties                                                          11
Item 3.   Legal Proceedings                                                   11
Item 4.   Submission of Matters to a Vote of Security Holders                 11

                                   PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters                                                             11
Item 6.   Selected Financial Data                                             14
          Management's Discussion and Analysis of Financial Condition and
Item 7.   Results of Operations                                               15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          19
Item 8.   Financial Statements and Supplementary Data                         19
          Changes in and Disagreements with Accountants on Accounting and
Item 9.   Financial Disclosure                                                19
Item 9A.  Controls and Procedures                                             20
Item 9B.  Other Information                                                   20

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant                  20
Item 11.  Executive Compensation                                              23
Item 12.  Security Ownership of Certain Beneficial Owners and Management      23
Item 13.  Certain Relationships and Related Transactions                      23
Item 14.  Principal Accountant Fees and Services                              30

                                   PART IV
Item 15.  Exhibits and Financial Statements                                   30

          Index to Exhibits

          Signatures

          Certifications

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income and Growth Fund II was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on May 12, 1995. On September 22, 1995, the escrow agent released $2,521,380 in subscriptions from investors and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.

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

As of December 31, 2004, substantially all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases, Direct Financing Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease, Direct Financing Leases or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2004, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 48 different companies located throughout the United States. The allocations are as follows:

          -----------------------------------------------------------------
                       Equipment Type                     Approximate %
          -----------------------------------------------------------------
                    Workstations/Servers                       48%
          -----------------------------------------------------------------
                     High-End Printers                         19%
          -----------------------------------------------------------------
                      Tape Subsystems                          14%
          -----------------------------------------------------------------
                      Escon Directors                          12%
          -----------------------------------------------------------------
                          Routers                               4%
          -----------------------------------------------------------------
                 Communication Controllers                      2%
          -----------------------------------------------------------------
                      Low-End Printers                          1%
          -----------------------------------------------------------------
                          Total                               100%
          -----------------------------------------------------------------

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2004, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2004, we have entered into seven Capital Leases with two lessees.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2004, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract (except that the Partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment). The Partnership will incur only non-recourse debt, which is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December

31, 2004, the aggregate non-recourse debt outstanding of $116,000 was 4.0% of the aggregate cost of the Equipment owned.

The Partnership may continue to purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2004, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2004, no such agreements existed.

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

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. During 2002, the Partnership refinanced its notes payable for six existing Operating Leases. The refinanced notes payable, originally set to expire between February, 2004 and December, 2004, had a balance of approximately $190,000 at the time of refinancing. The Partnership received cash of approximately $46,000, net of refinancing fees of approximately $3,000. The new notes payable, which were approximately $239,000 at the time of refinancing, expire in June 2006. Simultaneous, with the refinancing, the Partnership entered into Direct Financing Capital Leases with the two lessees for this Equipment.

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

Through March 29, 2005, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                  EQUIPMENT                 LIST         PURCHASE     MONTHLY    LEASE
            LESSEE              MFG              DESCRIPTION                PRICE          PRICE       RENT       TERM
           Chrysler             STK          (2) 9490-M34                $  686,158     $  490,110    $12,001     48
             ADP                IBM          (1) 3490-A20                   422,900        178,673      4,290     36
       Household Intl.          STK          (3) 9490-M34                   671,898        405,628      9,100     36
            Timken              DEC          (1) Alpha server               259,507        204,781      5,308     36
            Timken              DEC          (1) Alpha server                46,657         40,928      1,062     36
       Johnson Control          HP           (13) HP9000-C110               441,415        304,718      7,961     36
          Honda R&D             SGI          Onyx Infinite Reality          323,108        263,498      7,076     36
             AT&T               IBM          (1) 3900 DW1/DW2               746,485        477,466     10,205     36
          Federated             IBM          (38) 3130-020                  909,910        600,000     15,162     34
            Lucent              SUN          (1)E6000 server                642,452        461,207     12,042     36
        Lucent upgrade          SUN          Upgrade to server               97,000         69,559      2,046     34
             AT&T               STK          (9) 9490-M34                 2,015,694      1,268,909     31,144     36
             Avon               IBM          (75%) (8) 3900-OW1           2,002,710      1,542,485     37,058     36
           Chrysler             IBM          (2) ES3000                   1,146,500        778,454     22,844     24
        Allied Signal           HP           (20) C180 workstations         838,339        362,615     11,775     24
         Transamerica           SUN          (2) ES3000 servers             212,730        154,965      3,976     36
    Computer Science Corp.      SGI          (50%) (141) workstations     2,055,893        822,455     20,174     36
        Charles Schwab          IBM          (2) 9032-003                   845,043        523,399     21,031     36
        Charles Schwab          IBM          (20%) (6) 9032-003           2,479,443        307,983      6,989     36
        Equitable Life          SUN          (2) E3000                      336,220        205,893      6,491     36
            Chase               SUN          (3) E45D                       358,562        244,584      8,386     24
            Aetna               STK          (2) 9490-M34                   535,932        194,272      4,395     36
        Equitable Life          SUN          6000 Server                    617,310        466,496     12,186     36
           Chrysler             STK          Redwood Tape Drives            466,140        275,094      6,313     36
           Chrysler             STK          Redwood Tape Drives            310,760        183,396      4,209     36
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,312,867     33,376     31
       Depository Trust         ESCON        (4) 9032 Directors           1,644,436      1,255,784     33,376     27
         Pitney Bowes           IBM          (1) 3590                     1,846,080      1,026,634     20,045     38
            Lucent              SUN          (1) 4500 Server                184,897        120,701      3,091     36
            Kaiser              IBM          (7) RS 6000                    770,611        560,621     14,928     36
            Kaiser              IBM          (2) RS 170                     209,445        138,149      3,666     36
            Kaiser              CISCO        Routers                         78,172         62,538      1,637     36
           Thomson              EPSON        (16) Powerlite Projectors      146,960         93,002      2,578     36
           Thomson              NORTEL       Network LLXR759                165,000        109,328      4,245     36
     Great Lakes Chemical       CISCO        (100) Routers                  635,385        456,368     12,073     36
             AT&T               NM           Net Ports DS3                   16,288         15,229        435     36
        Datapage Tech           CISCO        Routers                         22,604         20,424        725     34
     Digital Display Tech       ROLLO        Paper Roll System               18,422         16,785        567     36
     Global Routing Tech        DELL         Workstations/Servers            46,698         42,452      1,434     36
         Keller Group           DELL         Workstations/Servers            59,680         53,481      2,016     32
         Keller Group           HP           Servers/Printers                34,210         30,487      1,203   30-31
   Kennedy Assoc/Architects     DELL         Workstations/Servers            52,632         47,598      1,664   31-36
  Missouri Farm Bureau Serv     DELL         Workstations/Servers           265,000        241,616      8,008   36-37
  Missouri Farm Bureau Serv     HP           Workstations/Serv/Printers      12,084         11,817        354     37
  Missouri Farm Bureau Serv     IBM          Servers                         11,034          9,971        364     33
  Patients First Health Care    Micro Sys    Workstations                     2,863          2,605         88     36
    Petnik & Smith Commun.      COMPAQ       Server                          19,215         17,523        642     33
     Provident Counseling       DELL         Workstations                     4,725          4,260        156     33
      The Gannon Company        IBM          Workstations/Server             14,502         11,608        463   24-31
   Tonnercharge of St Louis     HP           Server/Printers                  9,927          7,790        332   20-27

    Union Financial Group       DELL         Workstation                      7,332          5,427        234     22
Vatterott Educational Centers   DELL         Workstations                    43,191         39,084      1,381   34-35
           Thomson              NORTEL       (46) LAN Routers                74,480         49,106      1,369     36
   General Electric Medical     CISCO        Routers                        117,110         69,523      1,856     35
   General Electric Medical     CISCO        Routers                        100,000         65,491      1,762     36
           Thomson              Thermojet    SOP System                      27,430         18,189        710     24
   General Electric Medical     IBM          (15) 4320-001 InfoPrint         64,050         41,996      1,159     36
           Thomson              XEROX        8830 Printer/Plotter            41,280         27,391      1,064     24
            Kaiser              IBM          7017-S85                       147,308        150,254     11,655     36
            Boeing              SUN          280R Sparclil Model            555,663        566,776     14,892     36
            Eq Pkg              Various      Routers/Servers                454,096        454,096     15,940   16-36
   General Electric Medical     CISCO        24 Port Access Server           15,175         15,479        411     36
   General Electric Medical     CISCO        1 Port upgrade                   1,943          1,982         67     30
           Cap Tech             Various      Routers/Servers                458,504        347,833     10,685   25-37
        America Online          SUN          Servers                        836,026        836,026     22,799     35
           JC Penny             NCR          Router                          74,071         74,071      2,249     30
           JC Penny             NCR          Router                         120,767        120,767      3,896     30
       ITT Night Vision         DELL         Workstation                     24,486         24,486      1,084     22
        America Online          SUN          Server                         135,315        135,315      4,474     27
    Budnick Converting Inc      DELL         Workstation                     47,955         47,955      1,370     34
    Datapage Technologies       DELL         Workstations/Printer            10,160         10,160        280     36
  C. Hager & Sons Hinge Mfg     DELL         Workstations                    65,496         65,496      1,875     34
  C. Hager & Sons Hinge Mfg     DELL         Server                          19,036         19,036        549     34
      Paric Corporation         NEC          Monitors                        32,151         32,151      1,267     24
       Rogers Townsend          COMPAQ       Servers                         36,696         36,696      1,006     36
      Retex Corporation         COMPAQ       Workstation                      6,093          6,093        379     14
     Training A-La-Carte        COMPAQ       Workstation                      8,502          8,502        241     35
   General Electric Medical     SUN          Server                          20,000         20,000        521     36
           XTS Corp             COMPAQ       Workstation                     21,500         15,000        427     36
         Aisin Brake            HP           Server                          21,139         21,139      1,267     14

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

EMPLOYEES

The Partnership has no employees and receives administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which has 34 employees as of December 31, 2004.

ITEM 2: PROPERTIES

NOT APPLICABLE

ITEM 3: LEGAL PROCEEDINGS

                  Commonwealth Capital Corp filed a complaint on December 21, 2001 with Avon Products, Inc. with the Federal District Court of the Eastern District of Pennsylvania, No. 01-C2-6915. The complaint alleged that the defendants illegally purchased/sold leased equipment without the Partnership's authorization, and sought late fees on various lease payments.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2004, there were 539 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2004, 2003 and 2002.

            Quarter Ended              2004             2003             2002
            -------------------------------------------------------------------

            March 31                 $114,286         $114,286         $171,428

            June 30                   114,285          171,428          114,286

            September 30              114,285          171,428          114,286

            December 31                56,925          114,286          114,286
                                     ------------------------------------------

                                     $399,781         $571,428         $514,286
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

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership for each of the five years in the period ended December 31, 2004. This table is qualified in its entirely by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------
Statements of
Operations Data:          2004             2003               2002               2001                 2000
-------------------------------------------------------------------------------------------------------------
   Lease Income         $697,530        $1,515,990         $2,711,579         $3,014,643          $4,105,811
-------------------------------------------------------------------------------------------------------------

  Net Income
     (Loss)             (541,798)          129,629           (251,242)           422,762            (369,209)
-------------------------------------------------------------------------------------------------------------

      Cash
  Distributions          403,419           577,200            519,480            692,269             923,546
-------------------------------------------------------------------------------------------------------------

   Net Income
   (Loss) per
     Limited
   Partner Unit            (1.18)             0.28              (0.55)              0.90               (0.82)
-------------------------------------------------------------------------------------------------------------

       Cash
  Distribution
   per Limited
   Partner Unit             0.87              1.24               1.12               1.50                1.98
-------------------------------------------------------------------------------------------------------------


                                               AS OF DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------
         Other Data:                 2004              2003            2002             2001            2000
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used
   in) operating activities           $(102,527)        $ 61,782        $480,314       $1,148,982        $ 856,804
-------------------------------------------------------------------------------------------------------------------

  Net cash provided by (used
   in) investing activities             239,177          406,933          13,199         (374,359)         299,353
-------------------------------------------------------------------------------------------------------------------

   Net cash (used in)
  financing activities                 (173,323)        (464,318)       (474,577)      (1,037,917)        (930,761)
-------------------------------------------------------------------------------------------------------------------

                                               AS OF DECEMBER 31,

------------------------------------------------------------------------------------------------------------------

                                 2004             2003                 2002              2001            2000
------------------------------------------------------------------------------------------------------------------
        Total Assets           $522,871        $1,992,457          $3,592,482         $4,859,360       $4,387,648
------------------------------------------------------------------------------------------------------------------

       Notes Payable            115,967           728,365           1,780,299          2,380,383        1,665,816
------------------------------------------------------------------------------------------------------------------

    Partners' Capital           138,826         1,084,443           1,532,014          2,306,900        2,586,984
------------------------------------------------------------------------------------------------------------------

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

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through December 31, 2004, the Partnership's leasing operations consist substantially of operating leases and seven direct financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

For the year ended December 31, 2004, the Partnership used cash flow from operating activities of $103,000, which includes a net loss of $541,798, a loss on the sale of computer equipment of $54,000, and depreciation and amortization expenses of $770,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $574,000.

The Partnership's primary source of capital for the year ended December 31, 2004 was from repayment of $231,000 made by CCC for the outstanding note, and proceeds from the sale of computer equipment of $244,000. The Partnership's primary sources of capital for the years ended December 31, 2003 and 2002 were from cash from operations of $62,000 and $480,000, and proceeds from the sale of computer equipment of $423,000, and $134,000 respectively. The primary uses of cash for the years ended December 31, 2004, 2003 and 2002, were for capital expenditures for new equipment totaling $4,000, $15,000, and $97,000, the payment of acquisition fees of $1,000, $1,000, and $24,000, and the payment of preferred distributions to partners totaling $404,000, $577,000, and $519,000, respectively.

In June 2003, the Partnership, through CCC, reached a favorable settlement in the lawsuit with Avon Products, Inc. As of December 31, 2002, the Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000. In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2004 and 2003 the Partnership had $0 and $26,000, respectively, invested in these money market accounts.

As of December 31, 2004, the Partnership had a non-interest bearing receivable from CCC, a related party to the Partnership, in the amount of approximately $16,000. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable has been reduced by approximately $354,000 during the twelve months ended December 31, 2004 by the offsetting of equipment management and other fees and payments by CCC.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable operating leases of $42,000 for the year ended 2005 and $7,000 thereafter. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable capital leases of $72,000 for the year ended 2005 and $32,000 thereafter. At December 31, 2004, the outstanding debt was $116,000, with interest rates ranging from 5.95% to 6.75% and will be payable through June 2006. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2004 and 2003 was approximately $1,306,000 and $1,660,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2004 and 2003 was approximately $2,249,000 and $2,813,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2004 and 2003 was approximately $700 and $422,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2004 and 2003 related to the equipment shared by the Partnership was approximately $1,000 and $696,000, respectively. The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

For the year ended December 31, 2004, the Partnership had a net loss of $542,000. In 2004,2003 and 2002, the Partnership recognized income of $742,000, $1,958,000 and $2,714,000 and expenses of $1,284,000, $1,828,000 and $2,965,000, resulting in net loss of $542,000 and $251,000 for the years ended December 31, 2004 and 2002, respectively, and net income for the year ended December 31, 2003 of $130,000.

Lease income decreased to $698,000 in 2004, down from $1,516,000 and $2,712,000 in 2003 and 2002, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements were entered into since 2001.

The Partnership sold computer equipment during the years ended December 31, 2004, 2003 and 2002 with a net book value of $298,000, $143,000 and $134,000, respectively, for a net (loss)gain of $(54,000), 439,000 and $1,000 in 2004, 2003 and 2002, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, for administration and operation of the Partnership. These expenses decreased by 35 % to $398,000, down from $608,000 and $571,000 during the years ended December 31, 2003 and 2002, respectively. This decrease is primarily attributable to remarketing fees paid to brokers decreasing by approximately $53,000, a decrease in legal fees of approximately $77,000, a decrease in postage/shipping of approximately $17,000, a decrease in training of approximately $13,000, a decrease in due diligence of approximately $24,000, a decrease in conventions of approximately $4,000 and a decrease in reimbursable expenses in connection with the administration and operation of the Partnership charged by CCC, of approximately $40,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating and capital leases. The equipment management fee decreased 53% to $36,000 during the year ended December 31, 2004, down from $76,000 and $136,000 during the years ended December 31, 2003 and 2002, respectively, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges and equipment acquisition fees and debt placement fees. The decrease of 27% to $770,000, during the year ended December 31, 2004, down from $1,055,000 and $1,704,000 during the years ended December 31, 2003 and 2002, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2004 and 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $40,000 and $31,000, respectively, in the fourth quarters of 2004 and 2003 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002, the Partnership determined that no impairment had occurred.

NET INCOME / LOSS

      Net loss increased to $542,000 in 2004 from net income of $130,000 in 2003 and net loss of $252,000 in 2002.

      The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

      Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2004:

                                                         Payments due by period

                                          Total           2005            2006
                                        --------        --------        --------
Installment notes payable
due 2005:

     Principal                          $ 19,685        $ 19,685        $     --

     Interest                              3,409           3,409              --

Installment notes payable
due 2006:

     Principal                            96,282          63,217          33,065

     Interest                              4,949           4,271             678
                                        ----------------------------------------

Total                                   $124,325        $ 90,582        $ 33,743
                                        ========================================

                        RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

      Our financial statements for the fiscal years ended December 31, 2004 and 2003, and the reports thereon of Asher and Company, Ltd. and BDO Seidman, LLP respectively, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's reports on the registrant's financial statements for the two most recently completed fiscal years did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's two most recent fiscal years and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's two most recent fiscal years and the interim period prior to such dismissal, there occurred no reportable events, as set forth in
Item 304(a)(1)(v) of Regulation S-K.

      The registrant has provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and has requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

      Also effective October 11, 2004, the registrant has retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher

& Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

      During our two most recent fiscal years, we have not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A: CONTROLS AND PROCEDURES

      Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B: OTHER INFORMATION

      NO APPLICABLE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

      The Partnership does not have any Directors or executive officers.

      The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I, Commonwealth Income and Growth Fund III, AND Commonwealth Income and Growth Fund IV. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

George S. Springsteen      Chairman of the Board of Directors  and  President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager
                           of the General Partner & CCC

Jay Dugan                  Senior  Vice  President  & IT Manager of the  General
                           Partner & CCC

Lynn A. Franceschina       Vice President and Controller of the General  Partner
                           and CCC

Donald Bachmayer           Assistant Vice  President and  Accounting  Manager of
                           the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance  Manager of the
                           General Partner & CCC

Karen Tramontano           Assistant Vice  President & Marketing  Manager of the
                           General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager
                           of the General Partner & CCC

      George S. Springsteen, age 70, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

      Kimberly A. Springsteen, age 45, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning. (Ms. Springsteen is the spouse of George S. Springsteen)

      Henry J. Abbott, age 54, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

      Jay Dugan, age 56, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

      Lynn A. Franceschina, , age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries after returning to the organization in 2004. From the period of March 2004 to October 2004, Ms.
Franceschina was employed at Wilmington Trust Corp. where she was part of the policies & procedures team responsible for Sarbanes Oxley documentation. From November 2001 to February 2004, Ms. Franceschina was Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries. Prior to that, Ms. Franceschina served as Business Controls Manager for Liquent, Inc., a regulatory publishing software developer. Ms. Franceschina received a Bachelor of Science degree in Accounting from Robert Morris University. Ms. Franceschina is a member of the Institute of Management Accountants and the Equipment Leasing Association.

Donald Bachmayer, age 40, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2004. From 1997 to 2001, Mr. Bachmayer was an accountant with Fishbein & Company, P.C., certified public accountants. Prior to joining Commonwealth, Mr. Bachmayer was employed as Accounting Supervisor for LEAF Financial, an equipment leasing sponsor. Mr. Bachmayer received a B.S. degree in Accounting from LaSalle University.

      Dorothy A. Ferguson, age 62, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

      Karen Tramontano, age 52, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, bringing with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

      David Borham, age 27, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College. (Mr. Borham is the son of Kimberly A. Springsteen)

      The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

      The Partnership has no audit committee  financial expert, as defined under
Section 229.401 of the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security as defined by Section 240.10A-3; therefore, no audit committee financial expert is required.

CODE OF ETHICS

      In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

ITEM 11: EXECUTIVE COMPENSATION

      NOT APPLICABLE

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

                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2004      DURING 2003      DURING 2002
The General Partner     Reimbursable  Expenses.  The General and     $331,000        $371,000         $491,000
and its Affiliates      its    Affiliates    are    entitled   to
                        reimbursement  by the Partnership for the
                        cost  of  goods,   supplies  or  services
                        obtained and used by the General  Partner
                        in connection with the administration and
                        operation of the  Partnership  from third
                        parties  unaffiliated  with  the  General
                        Partner. In addition, the General Partner
                        and  its   affiliates   are  entitled  to
                        reimbursement    of   certain    expenses
                        incurred by the  General  Partner and its
                        affiliates   in   connection   with   the
                        administration   and   operation  of  the
                        Partnership.  The  amounts  set  forth on
                        this  table  do  not   include   expenses
                        incurred in the offering of Units.



The General Partner     Equipment  Acquisition Fee. An Equipment      $1,000          $1,000           $24,000
                        Acquisition  Fee of four  percent  of the
                        Purchase  Price of each item of Equipment
                        purchased   as   compensation   for   the
                        negotiation  of  the  acquisition  of the
                        Equipment  and the lease  thereof or sale
                        under a Conditional  Sales Contract.  The
                        fee was paid  upon  each  closing  of the
                        Offering  with  respect to the  Equipment
                        purchased by the Partnership with the net
                        proceeds of the  Offering  available  for
                        investment   in    Equipment.    If   the
                        Partnership   acquires  Equipment  in  an
                        amount  exceeding the net proceeds of the
                        Offering   available  for  investment  in
                        Equipment, the fee will be paid when such
                        Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation  for        $0              $0             $5,000
                        arranging   Term  Debt  to  finance   the
                        acquisition    of    Equipment   to   the
                        Partnership,  a fee equal to one  percent
                        of such indebtedness;  provided, however,
                        that such fee is  reduced  to the  extent
                        the Partnership incurs such fees to third
                        Parties,  un affiliated  with the General
                        Partner or the  lender,  with  respect to
                        such indebtedness and no such fee is paid
                        with  respect  to  borrowings   from  the
                        General Partner or its Affiliates.

The General Partner     Equipment  Management Fee. A monthly fee     $36,000          $76,000         $136,000
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

The General Partner     Equipment  Liquidation Fee. With respect        $0              $0               $0
                        to  each  item of  Equipment  sold by the
                        General Partner (other than in connection
                        with a Conditional Sales Contract), a fee
                        equal  to the  lesser  of (i)  50% of the
                        Competitive  Equipment Sale Commission or
                        (ii) three percent of the sales price for
                        such  Equipment.  The payment of such fee
                        is  subordinated  to the  receipt  by the
                        Limited Partners of (i) a return of their
                        Capital   Contributions   and  10%  annum
                        cumulative  return,  compounded daily, on
                        Adjusted Capital Contributions ("Priority
                        Return")  and  (ii)  the Net  Disposition
                        Proceeds  from  such  sale in  accordance
                        with the Partnership Agreement.  Such fee
                        is reduced to the extent any  liquidation
                        or resale  fees are paid to  unaffiliated
                        parties.

The General Partner     Partnership Interest. The General Partner    $4,038           $5,772           $5,194
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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,000 and $25,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the General Partner, which concluded that the provision of such services by the Partnership's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

         Report of Independent Registered Public Accounting Firm             1

         Report of Independent Registered Public Accounting Firm             2

         Balance Sheets as of December 31, 2004 and 2003                     3-4

         Statements of Operations for the year ended December 31, 2002
           through the year ended December 31, 2004                            5

         Statements of Partners' Capital for the years ended
           December 31, 2004, 2003, and 2002                                   6

         Statements of Cash Flows for years ended December 31, 2002
           through the year ended December 31, 2004                          7-8

         Notes to Financial Statements                                      9-23


(a) (2) Schedules.

      Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3) Exhibits.

      *3.1    Certificate of Limited Partnership

      *3.2    Agreement of Limited Partnership

      *10.1 Agency Agreement dated as of May 12, 1995 by and among the Partnership, the General Partner and Wheat First Securities, Inc.

      * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 33-89476)

(b)   Reports on Form 8-K

(c)   Exhibits.

      31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

      31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

      32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2005 by the undersigned thereunto duly authorized.

                                     COMMONWEALTH INCOME & GROWTH FUND II
                                         By: COMMONWEALTH INCOME &
                                             GROWTH FUND, INC., General Partner


                                     By: /s/ George S. Springsteen
                                         --------------------------------
                                         George S. Springsteen, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

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


/s/ KIMBERLY A. SPRINGSTEEN         Executive Vice President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen

                                            Commonwealth Income & Growth Fund II

                                                                        Contents

================================================================================

      Report of Independent Registered Public Accounting Firm           1

      Report of Independent Registered Public Accounting Firm           2

      Financial statements
          Balance sheets                                              3-4
          Statements of operations                                      5
          Statements of partners' capital                               6
          Statements of cash flows                                    7-8

      Notes to financial statements                                  9-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund II (the "Partnership") as of December 31, 2004 and the related statements of operations, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund II as of December 31, 2003 and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund II at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                      /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                            Commonwealth Income & Growth Fund II

                                                                  Balance Sheets

================================================================================

December 31,                                                         2004             2003
------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                     $     1,085      $    37,758
Lease income receivable                                             9,478            4,550
Net investment in direct financing leases                          86,487          146,478
Accounts receivable, affiliated limited partnerships               16,792            7,888
Deposits                                                               25               --
Prepaid fees                                                           --            3,200
------------------------------------------------------------------------------------------

                                                                  113,867          199,874
------------------------------------------------------------------------------------------

Computer equipment, at cost                                     2,850,669        5,409,223
Accumulated depreciation                                       (2,460,366)      (4,013,668)
------------------------------------------------------------------------------------------

                                                                  390,303        1,395,555
------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $64,953 and $109,250,
     respectively
                                                                    2,601           42,906
Accounts receivable, Commonwealth Capital Corp.                    16,100          354,122
------------------------------------------------------------------------------------------

Total assets                                                  $   522,871      $ 1,992,457
==========================================================================================

                                            Commonwealth Income & Growth Fund II

                                                                  Balance Sheets

================================================================================

December 31,                                               2004             2003
--------------------------------------------------------------------------------

Liabilities and Partners' Capital

Liabilities
     Accounts payable                                $   51,515      $    53,606
     Accounts payable, General Partner                   79,488           20,065
     Accounts payable, Commonwealth Capital Corp         42,499               --
     Other accrued expenses                                  --            5,938
     Unearned lease income                               94,576          100,040
     Notes payable                                      115,967          728,365
--------------------------------------------------------------------------------

Total liabilities                                       384,045          908,014
--------------------------------------------------------------------------------

Partners' capital
     General Partner                                      1,000            1,000
     Limited Partners                                   137,826        1,083,443
--------------------------------------------------------------------------------

Total partners' capital                                 138,826        1,084,443
--------------------------------------------------------------------------------

Total liabilities and partners' capital              $  522,871      $ 1,992,457
================================================================================

                                 See accompanying notes to financial statements.

                                            Commonwealth Income & Growth Fund II

                                                        Statements of Operations

================================================================================

Years ended December 31,                                                 2004             2003             2002
---------------------------------------------------------------------------------------------------------------
Income
     Lease                                                        $   697,530      $ 1,515,990      $ 2,711,579
     Interest and other                                                44,781            2,466            2,054
     Gain on sale of equipment                                             --          439,124              828
---------------------------------------------------------------------------------------------------------------

Total income                                                          742,311        1,957,580        2,714,461
---------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                398,197          608,439          571,038
     Equipment management fee, General Partner                         36,016           75,934          135,579
     Depreciation                                                     728,595          992,234        1,630,810
     Amortization of equipment acquisition costs and deferred
         expenses                                                      41,321           62,719           73,028
     Interest                                                          26,255           88,625          156,380
     Loss on sale of equipment                                         53,725               --               --
     Provision for uncollectible lease income receivable                   --               --          398,868
---------------------------------------------------------------------------------------------------------------

Total expenses                                                      1,284,109        1,827,951        2,965,703
---------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $  (541,798)     $   129,629         (251,242)
===============================================================================================================

Net income (loss) per equivalent limited partnership unit
                                                                  $     (1.18)     $      0.28      $     (0.55)

Weighted average number of equivalent
     limited partnership units outstanding during the year
                                                                      460,067          460,067          460,126
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

                                            Commonwealth Income & Growth Fund II

                                                 Statements of Partners' Capital

================================================================================

                                    General       Limited
                                    Partner       Partner          General         Limited
                                      Units         Units          Partner         Partners           Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              50         460,567      $     1,000      $ 2,305,900      $ 2,306,900

Net income (loss)                       --              --            5,194         (256,436)        (251,242)
Redemption                              --            (500)              --           (4,164)          (4,164)
Distributions                           --              --           (5,194)        (514,286)        (519,480)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002              50         460,067            1,000        1,531,014        1,532,014

Net income                              --              --            5,772          123,857          129,629
Distributions                           --              --           (5,772)        (571,428)        (577,200)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003              50         460,067            1,000        1,083,443        1,084,443

Net income (loss)                       --              --            4,038         (545,836)        (541,798)
Distributions                           --              --           (4,038)        (399,781)        (403,819)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004              50         460,067      $     1,000      $   137,826          138,826
=============================================================================================================

                                 See accompanying notes to financial statements.

                                            Commonwealth Income & Growth Fund II

                                                        Statements of Cash Flows

================================================================================

Years ended December 31,                                             2004             2003             2002
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss)                                           $  (541,798)     $   129,629      $  (251,242)
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
              Depreciation and amortization                          769,917        1,054,953        1,703,838
              Amortization of unearned lease income                       --          (10,945)         (19,111)
              (Gain) loss on sale of computer
                  equipment                                           53,725         (439,124)            (828)
              Other noncash activities included in
                  determination of net income (loss)                (574,117)        (995,568)      (1,149,810)
              Changes in assets and liabilities
                      Lease income receivable                         (4,928)         404,966           78,956
                      Minimum lease receivables                        4,620            3,881               --
                      Accounts receivable, affiliated
                           limited partnerships                       (8,904)             546           (5,673)
                      Deposits                                           (25)              --               --
                      Prepaid fees                                     3,200            3,019           (3,019)
                      Accounts payable                                (2,091)         (19,052)          32,186
                      Accounts payable, General Partner
                                                                     166,777           (7,392)         (28,218)
                      Accounts payable, Commonwealth Capital
                              Corp
                                                                      42,499               --               --
                      Other accrued expenses                          (5,938)          (1,424)           7,362
                      Unearned lease income                           (5,464)         (61,707)         115,873
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                 (102,527)          61,782          480,314
--------------------------------------------------------------------------------------------------------------

                                            Commonwealth Income & Growth Fund II

                                                        Statements of Cash Flows

================================================================================

Years ended December 31,                               2004         2003            2002
------------------------------------------------------------------------------------------
Cash flows from investing activities
     Capital expenditures                          $  (4,049)     $ (15,000)     $ (97,107)
     Net proceeds from sale of computer
         equipment                                   244,072        422,533        134,335
     Equipment acquisition fees paid to the
         General Partner                                (846)          (600)       (24,029)
------------------------------------------------------------------------------------------

     Net cash provided by investing activities       239,177        406,933         13,199
------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from refinancing notes payable              --             --         46,103
     Distributions to partners                      (403,819)      (577,200)      (519,480)
     Accounts receivable - Commonwealth
         Capital Corp.                               230,667        112,882          8,000
     Redemption of limited partners                       --             --         (4,164)
     Debt placement fee paid to the General
        Partner                                         (171)            --         (5,036)
------------------------------------------------------------------------------------------

Net cash used in financing activities               (173,323)      (464,318)      (474,577)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
     equivalents                                     (36,673)         4,397         18,936

Cash and cash equivalents at beginning of year        37,758         33,361         14,425
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year           $   1,085      $  37,758      $  33,361
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

                        Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2004, annual cash distributions to limited partners were made at rate of 4.3% of their original contributed capital. During 2003, annual cash distributions to limited partners were made at a rate of 6.2% of their original contributed capital. During 2002, annual cash distributions to limited partners were made at a rate of 5.6% of their original contributed capital. Distributions during 2004 reflect an annual return of capital in the amount of approximately $0.87 per weighted average number of limited partnership units outstanding during the year. Distributions during 2003 reflect an annual return of capital in the amount of approximately $1.25 per weighted average number of limited partnership units outstanding during the year. Distributions during 2002 reflect an annual return of capital in the amount of approximately $1.12 per weighted average number of limited partnership units outstanding during the year.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

2. Summary of           Revenue Recognition
   Significant
   Accounting           Through  December  31,  2004 the  Partnership's  leasing
   Policies             operations consist substantially of operating leases and
                        seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                        The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                        Use of Estimates

                        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Fair Value of Financial Instruments

                        Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

                        Long-Lived Assets

                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2004 and 2003, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $40,000 and $31,000 in the fourth quarter of 2004 and 2003, respectively to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. In 2002, the Partnership determined that no impairment had occurred.

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

                        Cash and Cash Equivalents

                        The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2004 and 2003 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        Accounts Receivable

                        Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly. The Partnership determined that no allowance was necessary at December 31, 2004 and 2003.

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

                        Recent Accounting Pronouncements

                                  Interpretation No. 46 & 46-R

                        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. In December 2003, a revision was issued (46-R) to clarify some of the original provisions. Management has determined that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

3. Net Investment in    The following lists the components of the net investment
   Direct Financing     in direct  financing  leases as of December 31, 2004 and
   Leases               2003:

                        December 31,                                                2004        2003
                        -------------------------------------------------------------------------------
                        Minimum lease payments receivable                        $ 103,927   $  176,035
                        Less: Unearned Revenue                                      17,440       29,557
                        -------------------------------------------------------------------------------
                        Net investment in direct financing leases                $  86,487   $  146,478
                        -------------------------------------------------------------------------------

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        The following is a schedule of future minimum rentals on noncancellable direct financing leases at December 31, 2004:

                        Year ending December 31,                         Amount
                        --------------------------------------------------------

                              2005                                      $ 70,183

                              2006                                        33,744
                        --------------------------------------------------------
                                                                        $103,927
                        ========================================================

                        There are two lessees involved with the seven direct financing leases.

4. Computer             The   Partnership  is  the  lessor  of  equipment  under
   Equipment            operating and capital  leases with periods  ranging from
                        24 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                        The Partnership participates in leases that are shared with other affiliated Partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2004 and 2003 was approximately $1,306,000 and $1,660,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2004 and 2003 was approximately $2,249,000 and $2,813,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2004 and 2003 was approximately $700 and $422,000, respectively, which is included in the Partnership's liabilities on the balance sheet. The total outstanding debt at December 31, 2004 and 2003 related to the equipment shared by the Partnership was approximately $1,100 and $696,000, respectively.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2004:

                        Year ending December 31,                      Amount
                        --------------------------------------------------------

                            2005                                  $      42,000
                            2006                                          7,000
                        --------------------------------------------------------

                                                                  $      49,000
                        ========================================================

  Significant           Lessees  exceeding  10% of lease  income  for the  years
  Customers             ended:

                        Lessee                           2004       2003    2002
                        --------------------------------------------------------

                        Lessee A                          41%        22%     10%
                        Lessee B                          --         --      16%
                        Lessee C                          --         16%     23%
                        Lessee D                          19%        12%     --
                        Lessee E                          11%        --      --
                        --------------------------------------------------------

                        Total % of Lease Income           71%        50%     49%
                        ========================================================

                        Lessees exceeding 10% of accounts receivable at December 31:

                        Lessee                            2004      2003
                        --------------------------------------------------
                        Lessee A                           23%       --
                        Lessee E                           11%       --
                        Lessee F                           --        65%
                        Lessee G                           --        24%
                        Lessee I                           49%       --
                        --------------------------------------------------

                        Total % of Accounts Receivable     83%       89%
                        ==================================================

5. Related Party        Organizational Fee
   Transactions
                        The   General   Partner  is   entitled  to  be  paid  an
                        Organizational Fee equal

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. No organizational fees were paid during 2004, 2003 and 2002.

                        Reimbursable Expenses

                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2004, 2003 and 2002, the Partnership recorded $331,000, $371,000, and $491,000, respectively, for reimbursement of expenses to the General Partner.

                        Equipment Acquisition Fee

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2004, 2003 and 2002, equipment acquisition fees of approximately $1,000, $1,000 and $24,000, respectively, were paid to the General Partner.

                        Debt Placement Fee

                        As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002, debt placement fees of approximately $5,000 were paid to the General Partner. There were no debt placement fees paid to the General Partner in 2003 and 2004.

                        Equipment Management Fee

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2004, 2003 and 2002, equipment management fees of approximately $36,000, $76,000 and $136,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                        Release Fee

                        As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2004, 2003 and 2002.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        Equipment Liquidation Fee

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2004, 2003 and 2002.

                        Accounts Receivable - Commonwealth Capital Corp

                        The Partnership had an unsecured, non-interest bearing receivable from CCC, a related party to the Partnership. CCC, through its indirect subsidiaries, including the General Partner of the Partnership, earns fees based on revenues and new lease purchases from this fund. This receivable was reduced by approximately $354,000 during 2004 to zero at December 31, 2004 by offsetting equipment management and other fees and payments by CCC.

6. Notes Payable        Notes payable consisted of the following:

                        December 31,                                                 2004            2003
                        ---------------------------------------------------------------------------------
                        Installment notes payable to banks; interest
                        ranging from 6.50% to 8.75%, due in monthly
                        installments ranging from $96 to $22,799,
                        including interest, with final payments due from
                        February through November 2004.
                                                                                $      --       $ 498,520

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        Installment notes payable to banks; interest ranging from 6.25% to 6.75%, due in monthly installments ranging from $241 to $1,875, including interest, with final payments due from February through April 2005.

                                                                                   82,902          74,204

                        Installment notes payable to banks; interest
                        ranging from 5.95% to 6.50%, due in monthly
                        installments ranging from $507 to $1,892,
                        including interest, with final payments due June
                        2006.
                                                                                   33,065         155,641
                        ---------------------------------------------------------------------------------

                                                                               $  115,967      $  728,365
                        =================================================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2004 are as follows:

                         Year ending December 31,                                               Amount
                         -----------------------------------------------------------------------------
                             2005                                                               19,685
                             2006                                                               96,282
                         -----------------------------------------------------------------------------

                                                                                         $     115,967
                         =============================================================================

7. Supplemental         Other noncash  activities  included in the determination
   Cash Flow            of net loss are as follows:
   Information

Year ended December 31,                                               2004               2003                2002
--------------------------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                  $     574,117      $     995,568       $   1,149,810

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                        Noncash investing and financing activities include the following:

Year ended December 31,                                       2004           2003           2002
------------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                              $       --     $       --     $  503,623
------------------------------------------------------------------------------------------------

Proceeds from sale received by CCC on behalf of the
     Partnership                                        $       --     $  159,600     $       --
------------------------------------------------------------------------------------------------

Net book value of equipment converted to direct
     financing leases                                   $       --     $   15,299     $  226,581
------------------------------------------------------------------------------------------------

Notes payable refinanced                                $       --     $       --     $  189,909
------------------------------------------------------------------------------------------------

8. Commitments and      In June 2003, the  Partnership,  through CCC,  reached a
   Contingencies        favorable settlement in a lawsuit against a customer for
                        failure  to make  monthly  lease  payments  based on the
                        existing  lease  terms.  The  settlement  did not have a
                        material  adverse impact to the financial  statements of
                        the   Partnership.   As  of  December  31,   2002,   the
                        Partnership had recorded a receivable from the customer of approximately $404,000, net of an allowance of approximately $330,000. In July 2003, the Partnership received approximately $405,000 in proceeds relating to this receivable.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

9. Reconciliation of Net Income (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

Year ended December 31,                               2004            2003            2002
------------------------------------------------------------------------------------------
Net income (loss) for financial
   reporting purposes                           $ (541,798)     $  129,629      $ (251,242)
     Adjustments
         Depreciation                              195,721        (107,236)       (747,721)
         Amortization                               34,496          52,324          60,869
         Unearned lease income                      (5,464)       (248,685)        251,553
         Bad debt (recovery) expense                    --        (326,008)        281,008
         Loss on sale of computer equipment       (227,770)       (260,312)       (318,453)
         Other                                     (78,311)        (55,856)        186,706
------------------------------------------------------------------------------------------

Taxable (loss) on the Federal Partnership
     Return                                     $ (623,126)     $ (816,144)     $ (537,280)
==========================================================================================

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

10. Quarterly Results   Summarized  quarterly financial data for the years ended
    of Operation        December 31, 2004 and 2003 is as follows:
    (Unaudited)

                                                              Quarter ended
                                        -----------------------------------------------------------
                                          March 31         June 30     September 30     December 31
---------------------------------------------------------------------------------------------------
2004

Revenues
     Lease and other                     $  232,911      $  217,347      $  171,611      $  120,442
     (Loss) gain on sale of computer
       equipment                             (9,891)        (13,861)         (6,746)        (23,227)

---------------------------------------------------------------------------------------------------
Total revenues                              223,020         203,486         164,865          97,215

Total costs and expenses                    338,059         270,196         309,698         312,431
---------------------------------------------------------------------------------------------------

Net income (loss)                        $ (115,039)     $  (66,710)     $ (144,833)     $ (215,216)
===================================================================================================

Income (loss) per limited
     partner unit                        $    (0.25)     $    (0.15)     $    (0.31)     $    (0.47)
===================================================================================================

                        Total  costs  and   expenses   includes  an   impairment
                        adjustment of approximately $40,000 that was recorded in the fourth quarter of 2004.

                                            Commonwealth Income & Growth Fund II

                                                   Notes to Financial Statements

================================================================================

                                                              Quarter ended
                                        -----------------------------------------------------------
                                         March 31          June 30    September 30     December 31
---------------------------------------------------------------------------------------------------
2003

Revenues
     Lease and other                     $  542,701      $  410,632     $  301,133      $  263,990
     (Loss) gain on sale of computer
       equipment                             (5,192)        323,511        (13,414)        134,219

---------------------------------------------------------------------------------------------------
Total revenues                              537,509         734,143        287,719         398,209

Total costs and expenses                    533,580         438,915        370,171         485,285
---------------------------------------------------------------------------------------------------

Net income (loss)                        $    3,929      $  295,228     $  (82,452)     $  (87,076)
==================================================================================================

Income (loss) per limited
     partner unit                        $     0.01      $     0.64     $    (0.18)     $    (0.19)
==================================================================================================

                        Total  costs  and   expenses   includes  an   impairment
                        adjustment of approximately $31,000 that was recorded in the fourth quarter of 2003.