Form 10-Q
period 2005-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2005-05-16
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Condensed Financial Statements                                        3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14
Item 4.  Controls and Procedures                                              14

                                  PART II
Item 1.  Legal Proceedings                                                    15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Securities Holders                15
Item 5.  Other Information                                                    15
Item 6.  Index to Exhibits

         Signatures

         Certifications

                      COMMONWEALTH INCOME & GROWTH FUND II
                            CONDENSED BALANCE SHEETS

                                                           MARCH 31,     DECEMBER 31,
                                                             2005            2004
                                                         -------------   -------------
                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents                                $      12,230   $       1,085
Lease income receivable                                          8,305           9,478
Net investment in direct financing leases                       58,899          86,487
Other receivables - affiliated partnerships                      6,608          16,792
Deposits                                                            25              25
                                                         -------------   -------------
                                                                86,067         113,867
                                                         -------------   -------------

Computer equipment, at cost                                  2,734,602       2,850,669
Accumulated depreciation                                    (2,472,462)     (2,460,366)
                                                         -------------   -------------
                                                               262,140         390,303
                                                         -------------   -------------

Equipment acquisition costs and deferred expenses, net           1,129           2,601
Accounts receivable, Commonwealth Capital Corp                  12,783          16,100
                                                         -------------   -------------
                                                                13,912          18,701
                                                         -------------   -------------

TOTAL ASSETS                                             $     362,119   $     522,871
                                                         =============   =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                         $      39,529   $      51,515
Accounts payable - General Partner                             107,340          79,488
Accounts payable - Commonwealth Capital Corp                    73,322          42,499
Unearned lease income                                           92,996          94,576
Notes payable                                                   83,583         115,967
                                                         -------------   -------------
TOTAL LIABILITIES                                              396,770         384,045
                                                         -------------   -------------

PARTNERS' CAPITAL
General partner                                                  1,000           1,000
Limited partners                                               (35,651)        137,826
                                                         -------------   -------------
TOTAL PARTNERS' CAPITAL                                        (34,651)        138,826
                                                         -------------   -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $     362,119   $     522,871
                                                         =============   =============

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                       CONDENSED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -----------------------------
                                                             2005            2004
                                                         -------------   -------------
                                                                  (unaudited)
INCOME
Lease                                                    $      28,792   $     232,774
Interest and other                                                   -             137
                                                         -------------   -------------

TOTAL INCOME                                                    28,792         232,911
                                                         -------------   -------------

EXPENSES
Operating, excluding depreciation                               83,491         111,440
Equipment management fee - General Partner                         300          11,639
Interest                                                         2,093          11,027
Depreciation                                                   109,294         191,730
Amortization of equipment
 acquisition costs and deferred expenses                         1,473          12,223
Loss on sale of computer equipment                               5,618           9,891
                                                         -------------   -------------
TOTAL EXPENSES                                                 202,269         347,950
                                                         -------------   -------------

NET (LOSS)                                               $    (173,477)  $    (115,039)
                                                         =============   =============

NET (LOSS) PER EQUIVALENT LIMITED
 PARTNERSHIP UNIT                                        $       (0.38)  $       (0.25)
                                                         =============   =============

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
 PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD               460,067         460,067
                                                         =============   =============

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                        (UNAUDITED)
                                                     ---------------------------------------------------
                                                     GENERAL   LIMITED
                                                     PARTNER   PARTNER   GENERAL    LIMITED
                                                      UNITS     UNITS    PARTNER    PARTNER      TOTAL
                                                     -------   -------   -------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2004           50   460,067   $ 1,000   $ 137,826   $ 138,826
 Net (loss)                                                                         (173,477)   (173,477)
                                                     -------   -------   -------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - MARCH 31, 2005              50   460,067   $ 1,000   $ (35,651)  $ (34,651)
                                                     =======   =======   =======   =========   =========

            see accompanying notes to condensed financial statements

                              COMMONWEALTH INCOME & GROWTH FUND II
                                CONDENSED STATEMENTS OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               2005             2004
                                                          --------------   --------------
                                                                    (UNAUDITED)
NET CASH (USED IN) OPERATING ACTIVITIES                           (5,421)         (40,569)
                                                          --------------   --------------
INVESTING ACTIVITIES:

Net proceeds from the sale of computer equipment                  13,249           53,394
                                                          --------------   --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         13,249           53,394
                                                          --------------   --------------
FINANCING ACTIVITIES:
Distributions to partners                                              -         (115,440)
Other receivables-Commonwealth Capital Corp                        3,317           70,834
                                                          --------------   --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                3,317          (44,606)
                                                          --------------   --------------
Net increase (decrease) in cash and equivalents                   11,145          (31,781)
Cash and cash equivalents, beginning of period                     1,085           37,758
                                                          --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $       12,230   $        5,977
                                                          ==============   ==============

            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2.   SUMMARY OF         BASIS OF PRESENTATION
     SIGNIFICANT
     ACCOUNTING         The financial information presented as of any date other
     POLICIES           than December 31 has been prepared from the books and
                        records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                        LONG-LIVED ASSETS

                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the three months ended March 31, 2005.

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

3.   NET INVESTMENT IN  The following lists the components of the net investment
     DIRECT FINANCING   in direct financing  leases as of March 31, 2005 and
     LEASES             December 31, 2004:

                                                                           MARCH 31,      December 31,
                                                                             2005             2004
                                                                        --------------   --------------
                        Minimum lease payments receivable
                                                                        $       82,790   $      103,927
                        Less: Unearned revenue                                  23,891           17,440
                                                                        --------------   --------------
                        Net investment in direct financing leases       $       58,899   $       86,487
                                                                        ==============   ==============

                        The following is a schedule of future minimum rentals on noncancellable direct financing leases at March 31, 2005

                                                                        Amount
                                                                     -----------
                        Nine Months Remaining December 31, 2005      $    56,142
                        Year Ended December 31, 2006                      26,648
                                                                     -----------
                                                                     $    82,790
                                                                     ===========

4.   COMPUTER           The Partnership is the lessor of equipment under
     EQUIPMENT          operating leases with periods ranging from 24 to 48
                        months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                        Through March 31, 2005, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                        The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,281,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $2,131,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                        The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2005:

                                                                      Amount
                                                                  --------------
                        Nine Months ended December 31, 2005       $      36,922
                        Year Ended December 31, 2006                     13,563
                                                                  --------------
                                                                  $      50,485
                                                                  ==============

5.   RELATED PARTY      REIMBURSABLE EXPENSES
     TRANSACTIONS
                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General
                        Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.
                        During the three months ended March 31, 2005 and 2003, the Partnership recorded $41,000 and $63,000, respectively, for reimbursement of expenses to the General Partner.

                        EQUIPMENT ACQUISITION FEE

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. During the three months ended March 31, 2004, equipment acquisition fees of approximately $1,000 were earned by the General Partner. There were no equipment acquisition fees earned by the General Partner during the three months ended March 31, 2005.

                        EQUIPMENT MANAGEMENT FEE

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2005 and 2004, equipment management fees of approximately $300 and $12,000, respectively, were earned by the General Partner.

                        EQUIPMENT LIQUIDATION FEE

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2005 and March 31, 2004, equipment liquidation fees of approximately $400 and $2,000, respectively, were earned by the General Partner.

                        Notes payable consisted of the following:

                                                             MARCH 31,    DECEMBER 31,
                                                               2005           2004
                                                           ------------   ------------
                        Installment notes payable to
                        banks; interest ranging from
                        6.25% to 6.75%, due in monthly
                        installments ranging from $240
                        to $1,875, including interest,
                        with final payments due from
                        February through April 2005.              4,764         82,902

                        Installment notes payable to
                        banks, interest ranging from
                        5.95% to 6.50%: due in monthly
                        installments ranging from $507
                        to $1,892, including interest,
                        with final payments due June,
                        2006.                                    78,819         33,065
                                                           ------------   ------------
                                                           $     83,583   $    115,967
                                                           ============   ============

                             These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2005 are as follows:

                                                                         Amount
                                                                       ---------
                             Nine months ended December 31, 2005       $  50,517
                             Year ended December 31, 2006                 33,066
                                                                       ---------
                                                                       $  83,583
                                                                       ---------

7.   SUPPLEMENTAL       Other noncash activities included in the determination
     CASH FLOW          of net loss are as follows:
     INFORMATION

Three months ended March 31,                          2005        2004
----------------------------------------------     ---------   ---------
Lease income, net of interest expense on notes
    payable realized as a result of direct
    payment of principal by lessee to bank         $   5,951   $ 183,325
                                                   =========   =========

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

          Noncash investing and financing activities include the following:

Three months ended March 31,                          2005        2004
------------------------------------------------   ---------   ---------
Offsetting of receivables from CCC with payables
    to General Partner                             $       -   $  53,678
                                                   =========   =========

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

REVENUE RECOGNITION

Through March 31, 2005, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2005 and 2004 were net proceeds received from sale of equipment totaling approximately $13,000 and $53,000, respectively, and the repayment of receivables from CCC of approximately $3,000 and $71,000, respectively. The primary uses of cash for the three months ended March 31, 2005 and 2004 were for cash used in operations of approximately $5,000 and $41,000, respectively, and the payment of preferred distributions to partners of approximately $115,000 for the period ending March 31, 2004. There were no capital expenditures for the periods ending March 31, 2005 and March 31, 2004.

For the three month period ended March 31, 2005 and 2004, the Partnership used cash flows from operating activities of approximately $5,000. This includes a net loss of approximately $173,000 and depreciation and amortization expenses of approximately $111,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $6,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $37,000 for the balance of the year ending December 31, 2005 and $14,000 thereafter. As of March 31, 2005, the Partnership had future minimum rentals on noncancellable capital leases of $56,000 for the balance of the year ending December 31, 2005 and $27,000 thereafter. At March 31, 2005, the outstanding debt was $84,000, with interest rates ranging from 5.95% to 6.75%, and will be payable through June 2006.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,281,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $2,131,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

For the quarter ended March 31, 2005, the Partnership recognized income of approximately $29,000 and expenses of approximately $202,000, resulting in a net loss of approximately $173,000. For the quarter ended March 31, 2004, the Partnership recognized income of approximately $233,000 and expenses of approximately $348,000, resulting in a net loss of approximately $115,000.

Lease income decreased by 88% to approximately $29,000 for the quarter ended March 31, 2005, from approximately $233,000 for the quarter ended March 31, 2004, primarily due to the fact that more lease agreements ended since the quarter ended March 31, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses decreased 25% to approximately

$83,000 for the quarter ended March 31, 2005, from approximately $111,000 for the quarter ended March 31, 2004, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $20,000, and a decrease in professional fees of approximately $12,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 97% to approximately $300 for the quarter ended March 31, 2005, from approximately $12,000 for the quarter ended March 31, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 46% to approximately $110,000 for the quarter ended March 31, 2005, from approximately $204,000 for the quarter ended March 31, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $19,000 for the quarter ended March 31, 2005, for a net loss of approximately $6,000. The Partnership sold computer equipment with a net book value of approximately $63,000 for the quarter ended March 31, 2004, for a net loss of approximately $10,000.

Interest expense decreased 81% to approximately $2,000 for the quarter ended March 31, 2005 from approximately $11,000 for the quarter ended March 31, 2004, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II:   OTHER INFORMATION

               COMMONWEALTH INCOME & GROWTH FUND II

     Item 1.       LEGAL PROCEEDINGS.

                   N/A

     Item 2.       CHANGES IN SECURITIES.

                   N/A

     Item 3.       DEFAULTS UPON SENIOR SECURITIES.

                   N/A

     Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                   N/A

     Item 5.       OTHER INFORMATION.

                   N/A

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

                                          COMMONWEALTH INCOME & GROWTH FUND II

                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner

May 16, 2005                              By: /s/ George S. Springsteen
-------------                                 -------------------------
Date                                      George S. Springsteen
                                          President