Form 10-Q
period 2005-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2005-08-18
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                    FORM 10-Q
                                  JUNE 30, 2005

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Condensed Financial Statements                                       3
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15
Item 4.   Controls and Procedures                                             15

                                     PART II

Item 1.   Legal Proceedings                                                   16
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.        16
Item 3.   Defaults Upon Senior Securities                                     16
Item 4.   Submission of Matters to a Vote of Securities Holders               16
Item 5.   Other Information                                                   16
Item 6.   Index to Exhibits


          Signatures

          Certifications

                      COMMONWEALTH INCOME & GROWTH FUND II
                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                JUNE 30,
                                                                  2005
                                                              ------------
                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                     $     63,344
Lease income receivable                                             30,619
Net investment in direct financing leases                           43,783
Other receivables - affiliated partnerships                         18,026
Deposits                                                                25
                                                              -------------
                                                                   155,797
                                                              -------------

Computer equipment, at cost                                      2,416,137
Accumulated depreciation                                        (2,280,748)
                                                              -------------
                                                                   135,389
                                                              -------------

Equipment acquisition costs and deferred expenses, net                 650
Accounts receivable, Commonwealth Capital Corp                      12,783
                                                              -------------
                                                                    13,433
                                                              -------------

TOTAL ASSETS                                                  $    304,619
                                                              =============

LIABILITIES AND NET ASSETS

LIABILITIES
Accounts payable                                              $     97,660
Accounts payable - General Partner                                 126,135
Accounts payable - Commonwealth Capital Corp                        12,691
Unearned lease income                                                4,608
Notes payable                                                       63,525
                                                              -------------
TOTAL LIABILITIES                                                  304,619
                                                              -------------

NET ASSETS IN LIQUIDATION                                     $          -
                                                              =============





            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                                   2005
                                                            ------------------
                                                                (UNAUDITED)

Net Assets in liquidation - April 1, 2005                        $    (34,651)

Lease income                                                           20,793
Interest and other                                                        193
Gain on sale of computer equipment                                     31,771


Operating, excluding depreciation                                     (50,335)
Equipment management fee - General Partner                             (2,294)
Interest                                                               (1,153)
Depreciation                                                          (91,968)

Distributions to Investors                                            (46,187)



Changes in estimated liquidation values
        of assets and liabilities                                    (173,831)
                                                                 -------------

NET ASSETS IN LIQUIDATION - JUNE 30, 2005                        $          -
                                                                 =============










            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                            CONDENSED BALANCE SHEETS


                                                               DECEMBER 31,
                                                                 2004 (a)
                                                              -------------

ASSETS

Cash and cash equivalents                                     $      1,085
Lease income receivable                                              9,478
Net investment in direct financing leases                           86,487
Other receivables - affiliated partnerships                         16,792
Deposits                                                                25
                                                              -------------
                                                                   113,867
                                                              -------------

Computer equipment, at cost                                      2,850,669
Accumulated depreciation                                        (2,460,366)
                                                              -------------
                                                                   390,303
                                                              -------------

Equipment acquisition costs and deferred expenses, net               2,601
Accounts receivable, Commonwealth Capital Corp                      16,100
                                                              -------------
                                                                    18,701
                                                              -------------

TOTAL ASSETS                                                  $    522,871
                                                              =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                              $     51,515
Accounts payable - General Partner                                  79,488
Accounts payable - Commonwealth Capital Corp                        42,499
Unearned lease income                                               94,576
Notes payable                                                      115,967
                                                              -------------
TOTAL LIABILITIES                                                  384,045
                                                              -------------

PARTNERS' CAPITAL
General partner                                                      1,000
Limited partners                                                   137,826
                                                              -------------
TOTAL PARTNERS' CAPITAL                                            138,826
                                                              -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $    522,871
                                                              =============




           (a) Derived from the audited financial statements as of and for the year ended December 31, 2004

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                       CONDENSED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         MARCH 31,                JUNE 30,                JUNE 30,
                                                           2005                     2004                    2004
                                                    --------------------------------------------     ------------------
                                                                     (UNAUDITED)                         (UNAUDITED)
INCOME
Lease                                                 $      28,792                  $  217,069              $  449,843
Interest and other                                                -                         278                     415
                                                    --------------------------------------------------------------------

TOTAL INCOME                                                 28,792                     217,347                 450,258
                                                    --------------------------------------------------------------------

EXPENSES
Operating, excluding depreciation                            83,491                      55,690                 167,130
Equipment management fee - General Partner                      300                      10,853                  22,492
Interest                                                      2,093                       7,861                  18,888
Depreciation                                                109,294                     183,422                 375,152
Amortization of equipment
  acquisition costs and deferred expenses                     1,473                      12,370                  24,593
Loss on sale of computer equipment                            5,618                      13,861                  23,752
                                                    --------------------------------------------------------------------
TOTAL EXPENSES                                        $     202,269                     284,057                 632,007
                                                    --------------------------------------------------------------------

NET (LOSS)                                            $    (173,477)                 $  (66,710)             $ (181,749)
                                                    ====================================================================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                    $       (0.38)                 $    (0.15)             $    (0.40)
                                                    ====================================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD           460,067                     460,067                 460,067
                                                    ====================================================================



            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                        CONDENSED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2004

                                                           2005                   2004
                                                         --------------------------------
                                                                   (UNAUDITED)

NET CASH PROVIDED BY  OPERATING ACTIVITIES                 (5,421)                63,284
                                                         --------------------------------

INVESTING ACTIVITIES:

Net proceeds from the sale of computer equipment            13,249                67,351
Equipment acquisition fees paid to General Partner               -                 (846)
Capital Expenditures                                             -               (4,049)
                                                         --------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   13,249                62,456
                                                         --------------------------------

FINANCING ACTIVITIES:
Distributions to partners                                        -             (230,880)
Debt placement fee paid to General Partner                       -                 (171)
Other receivables-Commonwealth Capital Corp                  3,317               132,151
                                                         --------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          3,317              (98,900)
                                                         --------------------------------


Net increase in cash and equivalents                        11,145                26,840
Cash and cash equivalents, beginning of period               1,085                37,758
                                                         --------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  12,230             $  64,598
                                                         ================================


            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BUSINESS            Commonwealth Income & Growth Fund II (the "Partnership")
                        is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital
                        Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General
                        Partner is Commonwealth Income & Growth Fund, Inc. (the
                        "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA),
                        Financial Planning Association (FPA), and the Equipment
                        Leasing Association (ELA). The Partnership has begun liquidation effective April 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

2.  SUMMARY OF          BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING          As a result of the General Partner's approval of the
    POLICIES            plan of liquidation and the imminent nature of such
                        liquidation, we changed our basis of accounting to the liquidation basis effective as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                        Upon changing to the liquidation basis of accounting, we recorded a $30,000 increase to net assets. This increase represents the present value of future lease payments of leases. We recorded $22,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. Unearned revenue was decreased by $82,000, and payables to affiliates were decreased by $84,000 to represent the expected settlement value of these liabilities.

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

                        LONG-LIVED ASSETS

                        The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the six months ended June 30, 2005.

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

3.  NET INVESTMENT IN
    DIRECT FINANCING    The following lists the components of the net investment
    LEASES              in direct financing leases as of June 30, 2005 and
                        December 31, 2004:

                                                              JUNE 30,    December 31,
                                                                2005          2004
                                                             -------------------------
                        Minimum lease payments receivable    $   66,001   $   103,927
                        Less: Unearned revenue                   22,218        17,440
                        --------------------------------------------------------------
                        Net investment in direct financing
                        leases                               $   43,783   $    86,487
                        ==============================================================

                        The following is a schedule of future minimum rentals on noncancellable direct financing leases at June 30, 2005

                                                                             Amount
                                                                          ------------

                        Six Months Remaining December 31, 2005            $    32,808
                        Year Ended December 31, 2006                           33,193
                        --------------------------------------------------------------

                                                                          $    66,001
                        --------------------------------------------------------------

4.  COMPUTER            The Partnership is the lessor of equipment under
    EQUIPMENT           operating leases with periods ranging from 24 to 48
                        months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                        Through June 30, 2005, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                        Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six months ended June 30, 2005 and 2004, remarketing fees were paid in the amounts of $15,000 and $2,000, respectively.

                        The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,281,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $2,131,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                        The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2005:

                                                                             Amount
                        --------------------------------------------------------------
                         Six Months ended December 31, 2005               $    16,116
                         Year Ended December 31, 2006                          14,030
                        --------------------------------------------------------------

                                                                          $    30,146
                        ==============================================================

5.  RELATED PARTY       REIMBURSABLE EXPENSES
    TRANSACTIONS
                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General
                        Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.
                        During the six months ended June 30, 2005 and 2004, the Partnership recorded $62,000 and $110,000, respectively, for reimbursement of expenses to the General Partner.

                        EQUIPMENT ACQUISITION FEE

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. There were no equipment acquisition fees earned by the General Partner during the six months ended June 30, 2005. During the six months ended June 30, 2004, equipment acquisition fees of approximately $1,000 were earned by the General Partner.

                        EQUIPMENT MANAGEMENT FEE

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2005 and 2004, equipment management fees of approximately $2,600 and $23,000, respectively, were earned by the General Partner.

                        EQUIPMENT LIQUIDATION FEE

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2005 and June 30, 2004, equipment liquidation fees of approximately $1,000 and $2,000, respectively, were earned by the General Partner.


6. NOTES PAYABLE        Notes payable consisted of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                2005          2004
                        -------------------------------------------------------------
                        Installment notes payable to
                        banks; interest ranging from
                        6.25% to 6.75%, due in monthly
                        installments ranging from $240
                        to $1,875, including interest,
                        with final payments due from
                        February through April 2005.         $      -0-   $    82,902

                        Installment notes payable to
                        banks, interest ranging from
                        5.0% to 6.50%: due in monthly
                        installments ranging from $507
                        to $1,736, including interest,
                        with final payments due June,
                        2006.                                    63,525        33,065
                                                             ------------------------
                                                             $   63,525   $   115,967
                        =============================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2005 are as follows:

                                                                             Amount
                                                                          -----------

                        Six months ended December 31, 2005                $    31,286
                         Year ended December 31, 2006                          32,239
                                                                          -----------
                                                                          $    63,525
                                                                          -----------

7.  SUPPLEMENTAL        Other noncash activities included in the determination
    CASH FLOW           of net loss are as follows:
    INFORMATION


Six months ended June 30,                                 2005          2004
--------------------------------------------------------------------------------

Lease income, net of interest expense on
   notes payable realized as a result of
   direct payment of principal by lessee
   to bank                                             $   12,049   $   360,331
================================================================================

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

           Noncash investing and financing activities include the following:

Six months ended June 30,                                 2005          2004
--------------------------------------------------------------------------------

================================================================================
Offsetting of receivables from CCC with payables to
     General Partner                                   $        -   $   107,356
================================================================================


       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As a result of the General Partner's approval of the plan of dissolution and the imminent nature of the liquidation, we changed our basis of accounting to the liquidation basis as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

The Partnership's primary sources of capital for the six months ended June 30, 2005 and 2004 were net proceeds received from sale of equipment totaling approximately $38,000 and $67,000, and the repayment of receivables from CCC of approximately $132,000 for the six months ended June 30, 2004. The primary uses of cash for the six months ended June 30, 2005 and 2004 were for the payment of preferred distributions to partners of approximately $46,187 and $231,000, respectively. There were no capital expenditures for the periods ending June 30, 2005 and June 30, 2004.

For the six month period ended June 30, 2005, the Partnership generated cash flows from operating activities of approximately $67,000. This includes a net loss of approximately $253,000, and depreciation and amortization expenses of approximately $203,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $12,000.

For the six month period ended June 30, 2004, the Partnership used cash flows from operating activities of approximately $63,000, which includes a net loss of approximately $182,000 and depreciation and amortization expenses of approximately $400,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $360,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

As of June 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $16,000 for the balance of the year ending December 31, 2005 and $14,000 thereafter. As of June 30, 2005, the Partnership had future minimum rentals on noncancellable capital leases of $33,000 for the balance of the year ending December 31, 2005 and $33,000 thereafter. At June 30, 2005, the outstanding debt was $64,000, with interest rates ranging from 5.00% to 6.5%, and will be payable through June 2006.

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,281,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $2,131,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.


RESULTS OF OPERATIONS

  Three Months Ended March 31, 2005 compared to Six Months Ended June 30, 2004
  ----------------------------------------------------------------------------

For the quarter ended March 31, 2005, the Partnership recognized income of approximately $29,000 and expenses of approximately $202,000, resulting in a net loss of approximately $173,000. For the six months ended June 30, 2004, the Partnership recognized income of approximately $450,000 and expenses of approximately $632,000, resulting in a net loss of approximately $182,000.

Lease income decreased by 94% to approximately $29,000 for the three months ended March 31, 2004, from approximately $450,000 for the six months ended June 30, 2004, due to the fact that more lease agreements ended since the six months ended June 30, 2004 and no new leases were purchased during that time period.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses decreased 50% to approximately $83,000 for the three months ended March 31, 2005, from approximately $167,000 for the six months ended June 30, 2004, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of the fund and a decrease in professional fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 99% to approximately $300 for the three months ended March 31, 2005, from approximately $22,000 for the six months ended June 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 72% to approximately $110,000 for the three months ended March 31, 2005, from approximately $400,000 for the six months ended June 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

The Partnership sold computer equipment with a net book value of approximately $19,000 for the three months ended March 31, 2005, for a net loss of approximately $6,000. The Partnership sold computer equipment with a net book value of approximately $91,000 for the six months ended June 30, 2004, for a net loss of approximately $24,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2005.

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

Based upon this review, the General Partner's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.



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

                                   COMMONWEALTH INCOME & GROWTH FUND II
                                           BY: COMMONWEALTH INCOME & GROWTH
                                           FUND, INC. General Partner

August 18, 2005                     By: /s/ Kimberly A. Springsteen
---------------                     -------------------------------
Date                                Kimberly A. Springsteen
                                    President