Form 10-Q
period 2005-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2005-11-14
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-89476

                      COMMONWEALTH INCOME & GROWTH FUND II
              ----------------------------------------------------
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

                                    FORM 10-Q
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Condensed Financial Statements                                            3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    13
Item 3.     Quantitative and Qualitative Disclosures About Market Risk               15
Item 4.     Controls and Procedures                                                  15

                                          PART II
Item 1.     Legal Proceedings                                                        16
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.             16
Item 3.     Defaults Upon Senior Securities                                          16
Item 4.     Submission of Matters to a Vote of Securities Holders                    16
Item 5.     Other Information                                                        16
            Index to Exhibits
Item 6.                                                                              16

            Signatures

            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND II
                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                  SEPTEMBER 30,
                                                                      2005
                                                                  -------------
                                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents                                         $     1,136
Lease income receivable,  net of reserves of $0 as of
   September 30, 2005                                                  25,275
Net investment in direct financing leases                              30,136
Other receivables - affiliated partnerships                            18,429
Deposits                                                                   25
                                                                  -----------

                                                                       75,001
                                                                  -----------

Computer equipment, at cost                                         1,881,579
Accumulated depreciation                                           (1,834,819)
                                                                  -----------
                                                                       46,760
                                                                  -----------


Equipment acquisition costs and deferred expenses, net                    530
Accounts receivable, Commonwealth Capital Corp                         12,782
                                                                  -----------
                                                                       13,312
                                                                  -----------

TOTAL ASSETS                                                      $   135,073
                                                                  ===========

LIABILITIES AND NET ASSETS

LIABILITIES
Accounts payable                                                  $    33,099
Accounts payable - General Partner                                     53,974
Notes payable                                                          48,000
                                                                  -----------
TOTAL LIABILITIES                                                     135,073
                                                                  -----------

NET ASSETS IN LIQUIDATION                                         $         -
                                                                  ===========


            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         2005                           2005
                                                                     (UNAUDITED)                     (UNAUDITED)

Net Assets in liquidation - beginning                                $          -                  $    (34,651)

Lease income                                                               11,948                        32,741
Interest and other                                                              -                           193

Gain on sale of computer equipment                                              -                        31,771


Operating, excluding depreciation                                         (28,347)                      (78,683)
Equipment management fee - General Partner                                   (617)                       (2,911)
Interest                                                                     (879)                       (2,032)
Depreciation                                                              (88,137)                     (180,105)
Loss on sale of computer equipment                                           (521)                         (521)

Distributions to Investors                                                (57,508)                     (103,694)
Contributions from CCC                                                    131,764                       131,764

Changes in estimated liquidation values
    of assets and liabilities                                              32,297                       206,128
                                                                     ------------                  ------------

NET ASSETS IN LIQUIDATION - ENDING                                   $          -                  $          -
                                                                     ============                  ============

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                            CONDENSED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                              2004 (A)
                                                                          --------------
ASSETS

Cash and cash equivalents                                                   $     1,085
Lease income receivable, net of reserves of $0 as of
    December 31, 2004                                                             9,478
Net investment in direct financing leases                                        86,487
Other receivables - affiliated partnerships                                      16,792
Deposits                                                                             25
                                                                            -----------
                                                                                113,867
                                                                            -----------

Computer equipment, at cost                                                   2,850,669
Accumulated depreciation                                                     (2,460,366)
                                                                            -----------
                                                                                390,303
                                                                            -----------

Equipment acquisition costs and deferred expenses, net                            2,601
Accounts receivable, Commonwealth Capital Corp                                   16,100
                                                                            -----------
                                                                                 18,701
                                                                            -----------

TOTAL ASSETS                                                                $   522,871
                                                                            ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                                            $    51,515
Accounts payable - General Partner                                               79,488
Accounts payable - Commonwealth Capital Corp                                     42,499
Unearned lease income                                                            94,576
Notes payable                                                                   115,967
                                                                            -----------
TOTAL LIABILITIES                                                               384,045
                                                                            -----------

PARTNERS' CAPITAL
General partner                                                                   1,000
Limited partners                                                                137,826
                                                                            -----------
TOTAL PARTNERS' CAPITAL                                                         138,826
                                                                            -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $   522,871
                                                                            ===========


(a) Derived from the audited financial statements as of and for the year ended December 31, 2004 see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           MARCH 31,               SEPTEMBER 30,               SEPTEMBER 30,
                                                            2005                       2004                        2004
                                                         (UNAUDITED)               (UNAUDITED)                 (UNAUDITED)

INCOME
Lease                                                  $     28,792                  $  168,910                 $  618,753

Interest and other                                                -                       2,701                      3,116
                                                      ---------------------------------------------------------------------

TOTAL INCOME                                                 28,792                     171,611                    621,869
                                                      ---------------------------------------------------------------------

EXPENSES
Operating, excluding depreciation                            83,491                     104,262                    338,469
Equipment management fee - General Partner                      300                       8,446                     30,938
Interest                                                      2,093                       4,807                     23,695
Depreciation                                                109,294                     180,020                    555,172
Amortization of equipment
  acquisition costs and deferred expenses                     1,473                      12,163                     36,756
Loss on sale of computer equipment                            5,618                       6,746                     30,498

                                                      ---------------------------------------------------------------------
TOTAL EXPENSES                                         $    202,269                     316,444                  1,015,528
                                                      ---------------------------------------------------------------------

NET (LOSS)                                             $   (173,477)                 $ (144,833)                $ (393,659)
                                                      =====================================================================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $      (0.38)                 $    (0.31)                $    (0.86)
                                                      =====================================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD           460,067                     460,067                    460,067
                                                      =====================================================================


            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND II
                        CONDENSED STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004

                                                              2005                2004
                                                        -----------------------------------
                                                                   (UNAUDITED)


NET CASH PROVIDED BY  OPERATING ACTIVITIES                    (5,421)             (84,232)
                                                        -----------------------------------

INVESTING ACTIVITIES:

Net proceeds from the sale of computer equipment              13,249              154,121
Equipment acquisition fees paid to General Partner                 -                 (846)
Capital Expenditures                                               -               (4,049)
                                                        -----------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     13,249              149,226
                                                        -----------------------------------

FINANCING ACTIVITIES:
Distributions to partners                                          -             (346,319)
Debt placement fee paid to General Partner                         -                 (171)
Other receivables-Commonwealth Capital Corp                    3,317              246,766
                                                        -----------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            3,317              (99,724)
                                                        -----------------------------------


Net increase in cash and equivalents                          11,145              (34,730)
Cash and cash equivalents, beginning of period                 1,085               37,758
                                                        -----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     12,230             $  3,028
                                                        ===================================


            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BUSINESS       Commonwealth Income & Growth Fund II (the "Partnership") is a
                  limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General
                  Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. The Partnership began liquidation effective April 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors
                  (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

                  BASIS OF PRESENTATION

2. SUMMARY OF     As a result of the General Partner's approval of the plan of
   SIGNIFICANT    liquidation and the imminent nature of such liquidation, we
   ACCOUNTING     changed our basis of accounting to the liquidation basis
   POLICIES       effective as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                  Upon changing to the liquidation basis of accounting, we recorded a $30,000 increase to net assets. This increase represented the present value of future lease payments of leases. We recorded $22,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. These costs were decreased to $13,500 for the period ending September 30, 2005. As of September 30, 2005, unearned revenue has been decreased by $88,000, and payables to affiliates were decreased by $194,000 to represent the expected settlement value of these liabilities.

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

                    LONG-LIVED ASSETS

                    The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the nine months ended September 30, 2005.

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

3. NET INVESTMENT   The following lists the components of the net investment in
   IN DIRECT        direct financing leases as of September 30, 2005 and
   FINANCING        December 31, 2004:
   LEASES

                                                                   SEPTEMBER 30,      December 31,
                                                                       2005               2004
                                                                  -------------------------------
                   Minimum lease payments receivable                 $ 49,212          $ 103,927
                   Less: Unearned revenue                              19,076             17,440
                   ------------------------------------------------------------------------------
                   Net investment in direct financing leases         $ 30,136           $ 86,487
                   ==============================================================================

                    The following is a schedule of future minimum rentals on noncancellable direct financing leases at September 30, 2005

                                                                        Amount
                                                                      ----------
                    Three months Remaining December 31, 2005          $   16,404
                    Year Ended December 31, 2006                          32,808
                    ------------------------------------------------------------

                                                                      $   49,212
                    ============================================================

4. COMPUTER         The Partnership is the lessor of equipment under operating
   EQUIPMENT        leases with periods ranging from 24 to 48 months. In
                    general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                    Through September 30, 2005, the Partnership's leasing operations consist substantially of operating leases and six direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                    Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine months ended September 30, 2005 and 2004, remarketing fees were paid in the amounts of $17,000 and $57,000, respectively.

                    The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2005 and December 31, 2004 was approximately $840,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,536,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                    The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2005:

                                                                       Amount
                    ------------------------------------------------------------
                    Three months ended December 31, 2005              $ 8,277
                    Year Ended December 31, 2006                       14,030
                    ------------------------------------------------------------

                                                                      $ 22,307
                    ============================================================

5. RELATED PARTY    RECEIVABLES/PAYABLES
   TRANSACTIONS
                    As of September 30, 2005, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                    REIMBURSABLE EXPENSES

                    The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2005 and 2004, the Partnership recorded $102,000 and $214,000, respectively, for reimbursement of expenses to the General Partner.

                    EQUIPMENT ACQUISITION FEE

                    The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. There were no equipment acquisition fees earned by the General Partner during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, equipment acquisition fees of approximately $1,000 were earned by the General Partner.

                    EQUIPMENT MANAGEMENT FEE

                    The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2005 and 2004, equipment management fees of approximately $3,000 and $31,000, respectively, were earned by the General Partner.

                    EQUIPMENT LIQUIDATION FEE

                    With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2005 and September 30, 2004, equipment liquidation fees of approximately $2,000 and $5,000, respectively, were earned by the General Partner.

                    Notes payable consisted of the following:

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2005            2004
                    -----------------------------------------------------------------------------
                    Installment notes payable to banks; interest
                    ranging from 6.25% to 6.75%, due in monthly
                    installments ranging from $240 to $1,875,
                    including interest, with final payments due from
                    February through April 2005.                       $    -0-        $  82,902

                    Installment notes payable to banks, interest
                    ranging from 5.0% to 6.50%: due in monthly
                    installments ranging from $507 to $1,736,
                    including interest, with final payments due
                    September, 2006.                                     48,000           33,065
                                                                       -------------------------
                                                                       $ 48,000        $ 115,967
                    =============================================================================

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2005 are as follows:

                                                                                                            Amount
                                                                                                    --------------
                                       Three months ended December 31, 2005                         $       15,761
                                        Year ended December 31, 2006                                        32,239
                                                                                                      ------------
                                                                                                    $       48,000
                                                                                                      ------------


7.      SUPPLEMENTAL                Other noncash activities included in the
        CASH FLOW                   determination of net loss are as follows:
        INFORMATION



Nine months ended September 30,                          2005          2004
---------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank
                                                  $    15,082   $   360,331
===========================================================================

           No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

               Noncash investing and financing activities include the following:

Nine months ended September 30,                          2005          2004
---------------------------------------------------------------------------
Offsetting of receivables from CCC with
   payables to General Partner                    $         -   $   107,356
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

The Partnership's primary sources of capital for the nine months ended September 30, 2005 and 2004 were net proceeds received from sale of equipment totaling approximately $80,000 and $154,000, and the repayment of receivables from CCC of approximately $132,000 for the nine months ended September 30, 2004. The primary uses of cash for the nine months ended September 30, 2005 and 2004 were for the payment of preferred distributions to partners of approximately $104,000 and $346,000, respectively. There were no capital expenditures for the period ended September 30, 2005. Capital expenditures of approximately $4,000 were made for the period ending September 30, 2004.

For the six month period ended September 30, 2005, the Partnership used cash flows from operating activities of approximately $112,000. This includes a net loss of approximately $373,000, and depreciation and amortization expenses of approximately $291,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $15,000.

For the six month period ended September 30, 2004, the Partnership used cash flows from operating activities of approximately $84,000, which includes a net loss of approximately $394,000 and depreciation and amortization expenses of approximately $592,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $508,000.

Cash is invested in FDIC insured, interest bearing money market accounts, pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

As of September 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $8,000 for the balance of the year ending December 31, 2005 and $14,000 thereafter. As of September 30, 2005, the Partnership had future minimum rentals on noncancellable capital leases of $16,000 for the balance of the year ending December 31, 2005 and $33,000 thereafter. At September 30, 2005, the outstanding debt was $48,000, with interest rates ranging from 5.00% to 6.5%, and will be payable through September 2006.

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2005 and December 31, 2004 was approximately $840,000 and $1,307,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,536,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2005 and December 31, 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to
  Nine months Ended September 30, 2004
  -------------------------------------------

For the quarter ended March 31, 2005, the Partnership recognized income of approximately $29,000 and expenses of approximately $202,000, resulting in a net loss of approximately $173,000. For the nine months ended September 30, 2004, the Partnership recognized income of approximately $622,000 and expenses of approximately $1,016,000, resulting in a net loss of approximately $394,000.

Lease income decreased by 95% to approximately $29,000 for the three months ended March 31, 2005, from approximately $619,000 for the nine months ended September 30, 2004, due to the fact that more lease agreements ended since the nine months ended September 30, 2004 and no new leases were purchased during that time period.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses decreased 75% to approximately $83,000 for the three months ended March 31, 2005, from approximately $338,000 for the nine months ended September 30, 2004, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of the fund and a decrease in professional fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 99% to approximately $300 for the three months ended March 31, 2005, from approximately $31,000 for the nine months ended September 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 81% to approximately $111,000 for the three months ended March 31, 2005, from approximately $592,000 for the nine months ended September 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with new purchases.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.



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

                                           COMMONWEALTH INCOME & GROWTH FUND II
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner

November 14, 2005                   By: /s/ Kimberly A. Springsteen
-----------------                   -------------------------------
Date                                Kimberly A. Springsteen
                                    President