Form 10-K
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2006-03-31
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

           Title of each class                    Name of exchange on
           to be so registered                      which each class
                                                  is to be registered

              None                                      N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

         Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

                                    FORM 10-K
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.     Business                                                               3
Item 1A.    Risk Factors                                                           6
Item 1B.    Unresolved Staff Comments                                              6
Item 2.     Properties                                                             6
Item 3.     Legal Proceedings                                                      6
Item 4.     Submission of Matters to a Vote of Security Holders                    7

                                     PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                              7
Item 6.     Selected Financial Data                                                9
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk            14
Item 8.     Financial Statements and Supplementary Data                           14
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                  14
Item 9A.    Controls and Procedures                                               15
Item 9B.    Other Information                                                     15

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant                    15
Item 11.    Executive Compensation                                                18
Item 12.    Security Ownership of Certain Beneficial Owners and Management        18
Item 13.    Certain Relationships and Related Transactions                        19
Item 14.    Principal Accountant Fees and Services                                25

                                     PART IV
Item 15.    Exhibits and Financial Statements                                     25

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1:     BUSINESS

GENERAL

Commonwealth Income & Growth Fund II (the "Partnership") was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on May 12, 1995 (the "Offerings"). On September 22, 1995, the escrow agent released $2,521,380 in subscriptions from investors and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.

The Partnership began liquidation effective April 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of the partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not exceeding 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt was incurred) to purchase additional Equipment. The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases, Direct Financing Leases and Conditional Sales Contracts. Currently, the Partnership's primary objective is the orderly and efficient liquidation of its equipment portfolio.

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership or the terms of any sale of equipment in liquidation

The General Partner has the discretion consistent with its fiduciary duty to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement. The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership's investment objectives.

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

Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment and older equipment are capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

DESCRIPTION OF LEASES

The Partnership to date has purchased only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2005, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so. The Equipment may also be leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment. As of December 31, 2005, we have entered into seven Capital Leases with two lessees.

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

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2005, all leases that have been entered into are "triple net leases".

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

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

LIQUIDATION POLICIES

The Partnership began disposing of its Equipment in April 2005. The Partnership's objective is to sell all of its assets and dissolve by December 31, 2006.

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

EMPLOYEES

The Partnership had no employees in 2005 and receives administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which has 51 employees as of December 31, 2005.

ITEM 1A.    RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the general partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the General Partner. The units should be purchased as a long-term investment only.

The General Partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of the fund.

LIMITED PARTNERS DO NOT HAVE THE RIGHT TO VOTE ON OR OTHERWISE APPROVE OR DISAPPROVE OF ANY PARTICULAR INVESTMENT TO BE MADE BY THE PARTNERSHIP OR THE TERMS OF ANY SALE OF EQUIPMENT IN LIQUIDATION.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:     PROPERTIES

NOT APPLICABLE

ITEM 3:     LEGAL PROCEEDINGS

NOT APPLICABLE

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2005, there were 539 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

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

The Partnership began accepting redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2005, 2004 and 2003.

     QUARTER ENDED                      2005         2004         2003
     -----------------------------   ----------   ----------   ----------
     March 31                        $        0   $  114,286   $  114,286
     June 30                             45,725      114,285      171,428
     September 30                        56,933      114,285      171,428
     December 31                         56,831       56,925      114,286
                                     ----------   ----------   ----------
                                     $  159,489   $  399,781   $  571,428
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

ITEM 6:     SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership as of March 31, 2005 and for each of the four years ending December 31, 2004. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein. As described in Note 2 of the accompanying financial statements, the Partnership adopted the liquidation basis of accounting effective April 1, 2005. Information presented at December 31, 2005 follows this basis of accounting. The information for March 31, 2005 and the four prior years follows the going-concern basis of accounting.

                                                                          YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                 PERIOD ENDED
      STATEMENTS OF OPERATIONS DATA:            MARCH 31, 2005        2004           2003           2002           2001
---------------------------------------------   ---------------   ------------   ------------   ------------   ------------
               Lease Income                     $        28,792   $    697,530   $  1,515,990   $  2,711,579   $  3,014,643

            Net (Loss) Income                          (173,477)      (541,798)       129,629       (251,242)       422,762

            Cash Distributions                               --        403,419        577,200        519,480        692,269

Net (Loss) Income allocated to Limited
               Partners                                (173,477)      (545,836)       123,857       (256,436)       415,922

Net Income (Loss) per Limited Partner Unit                (0.38)         (1.18)          0.28          (0.55)          0.90

Cash Distribution per Limited Partner Unit                   --           0.87           1.24           1.12           1.50

                                                                             AS OF DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                  PERIOD ENDED
              OTHER DATA:                        MARCH 31, 2005      2004           2003           2002           2001
---------------------------------------------   ---------------   ------------   ------------   ------------   ------------
     Net cash (used in) provided by
          operating activities                  $        (5,421)  $   (102,527)  $     61,782   $    480,314   $  1,148,982

     Net cash provided by (used in)
          investing activities                           13,249        239,177        406,933         13,199       (374,359)

     Net cash provided by (used in)
          financing activities                            3,317       (173,323)      (464,318)      (474,577)    (1,037,917)

                                                                             AS OF DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                     2005             2004          2003            2002           2001
                                                ---------------   ------------   ------------   ------------   ------------
               Total Assets                     $        81,269   $    522,871   $  1,992,457   $  3,592,482   $  4,859,360

              Notes Payable                              32,239        115,967        728,365      1,780,299      2,380,383

            Partners' Capital                                --        138,826      1,084,443      1,532,014      2,306,900

              Net Assets in
               Liquidation                      $            --   $         --   $         --   $         --   $         --

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

NET ASSETS IN LIQUIDATION

As a result of the General Partner's approval of the plan of liquidation as of April 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded

REVENUE RECOGNITION

Through December 31, 2005, the Partnership's leasing operations consist substantially of operating leases and seven direct financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

LIQUIDITY AND CAPITAL RESOURCES

For the period ended March 31, 2005, the Partnership used cash flow from operating activities of $5,000, which includes a net loss of $173,000 and depreciation and amortization expenses of $111,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $6,000.

The Partnership's primary source of capital for the period ended March 31, 2005 was proceeds from the sale of computer equipment of $13,000. The Partnership's primary source of capital for the year ended December 31, 2004 was from repayment of $231,000 made by CCC for the outstanding note, and proceeds from the sale of computer equipment of $244,000. The Partnership's primary sources of capital for the years ended December 31, 2003 was cash from operations of $62,000, and proceeds from the sale of computer equipment of $423,000. The primary uses of cash for the years ended December 31, 2004 and 2003, were for capital expenditures for new equipment totaling $4,000 and $15,000, the payment of acquisition fees of $1,000 and $1,000, and the payment of preferred distributions to partners totaling $404,000 and $577,000, respectively.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership's operating expenses. As of December 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $7,000 for the year ended 2006. As of December 31, 2005, the Partnership had future minimum rentals on non-cancelable capital leases of $6,000 for the year ended 2006. At December 31, 2005, the outstanding debt was $32,000, with interest rates ranging from 5.95% to 6.5% and will be payable through June 2006.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $840,000 and $1,306,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2005 and 2004 was approximately $1,536,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

RESULTS OF OPERATIONS

For the period ended March 31, 2005, the Partnership recognized income of approximately $29,000 and expenses of approximately $202,000, resulting in a net loss of approximately $173,000. In 2004 and 2003, the Partnership recognized income of $742,000 and $1,958,000 and expenses of $1,284,000 and $1,828,000, resulting in net loss of $542,000 for the years ended December 31, 2004, and net income for the year ended December 31, 2003 of $130,000.

Lease income decreased to $29,000 for the period ended March 31, 2005, down from $698,000 and $1,516,000 in 2004 and 2003, respectively, primarily due to the fact that more lease agreements terminated than new lease agreements were entered into every year since 2001.

The Partnership sold computer equipment with a net book value of approximately $19,000 for the period ended March 31, 2005, for a net loss of approximately $6,000. The Partnership sold computer equipment during the year ended December 31, 2004 and 2003 with a net book value of $298,000 and $143,000, respectively, for a net (loss) gain of $(54,000) and $439,000 in 2004 and 2003, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, for administration and operation of the Partnership. These expenses decreased by 79% to $83,000, down from $398,000 and $608,000 during the years ended December 31, 2004 and 2003, respectively. The decrease in operating expenses from 2004 to 2005 is consistent with the liquidation activities and the expiration and sale of leases at end of term.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating and capital leases. The equipment management fee decreased 99% to $300 during the period ended March 31, 2005, down from $36,000 and $76,000 during the years ended December 31, 2004 and 2003, respectively, which is consistent with the change in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. The decrease of 86% to $110,000, during the period ended March 31, 2005, down from $770,000 and $1,055,000 during the years ended December 31, 2004 and 2003, respectively, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no adjustment was necessary for the period ended March 31, 2005. In 2004 and 2003 the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $40,000, and $31,000, respectively, in the fourth quarters of 2004 and 2003 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

NET INCOME / LOSS

Net loss for the period ended March 31, 2005 decreased to $173,000 in 2005 from net loss of $542,000 in 2004 and net income of $130,000 in 2003.

The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2005:

                              PAYMENTS DUE BY PERIOD
                            ---------------------------
                               TOTAL           2006
                            ------------   ------------
Installment notes payable
 due 2006:
     Principal              $     32,239   $     32,239
     Interest                        567            567
                            ------------   ------------
TOTAL                       $     32,806   $     32,806
                            ============   ============

                        RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

ITEM 7.A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 8:     FINANCIAL STATEMENTS

         Our financial statements for the fiscal years ended December 31, 2005 and 2004, and the report thereon of Asher and Company, Ltd. and the report thereon of BDO Seidman, LLP for the fiscal year ended December 31, 2003, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's report on the registrant's financial statements for 2003 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's 2003 fiscal year and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's 2003 recent fiscal year and the interim period prior to such dismissal, there occurred no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K.

The registrant provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

Also effective October 11, 2004, the registrant retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

During 2003, we had not consulted with Asher & Company, Ltd. on any matter that
(i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A:    CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B:    OTHER INFORMATION

     NOT APPLICABLE

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
------------------------   -----------------------------------------------------
George S. Springsteen      Chairman of the Board, Treasurer and Chief Executive
                           Officer of CCC, CCSC, and Commonwealth Income &
                           Growth Fund, Inc. ("CIGF, Inc.)

Kimberly A. Springsteen    Director, Secretary, President & Chief Operations
                           Officers of CCC, CCSC and CIGF, Inc. Chief Compliance
                           Officer of CCSC.

Henry J. Abbott            Director, Senior Vice President & Portfolio Manager
                           of CCC, CCSC and CIGF, Inc.

Lynn A. Franceschina       Controller, Senior Vice President of CCC, CCSC and
                           CIGF, Inc.

Katrina M. Mason           Due Diligence Officer, Senior Vice President of CCC,
                           CCSC and CIGF, Inc.

Jay Dugan                  Chief Technology Officer, Senior Vice President of
                           CCC, CCSC and CIGF, Inc.

Donald Bachmayer           Accounting Manager, Vice President of CCC, CCSC, and
                           CIGF, Inc.

Mark Hershenson            Broker Services Manager, Vice President of CCC, CCSC
                           and CIGF, Inc.

James Pruett               Compliance Officer, Assistant Vice President of CCC,
                           CCSC, and CIGF, Inc.

Donnamarie D. Abbott       Investor Services Manager, Assistant Vice President
                           of CCC, and CIGF, Inc.

         GEORGE S. SPRINGSTEEN, age 71, is a founding stockholder, Chairman of the Board and Chief Executive Officer of Commonwealth Capital Corp. since 1978. In addition, Mr. Springsteen serves as Chairman of the Board and Chief Executive Officer and registered principal of the broker/dealer, Commonwealth Capital Securities Corp and the General Partner, Commonwealth Income & Growth Fund Inc. He oversees numerous equipment investment portfolios and is responsible for business development. Mr. Springsteen and his wife, Kim, are the sole shareholders of the parent company and its affiliates. Mr. Springsteen oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Before starting Commonwealth, Mr. Springsteen managed a portfolio of $120 million at Granite Computer Corp., bought their portfolio and founded his own firm. Mr. Springsteen attended the University of Delaware and holds his NASD Series 22, 63 and 39 licenses. Mr. Springsteen is a member of the Equipment Leasing Association and a founding member of the Computer Dealers Leasing Association prior to, as well as a member of the Investment Program Association. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

         KIMBERLY A. SPRINGSTEEN, age 46, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. and serves as Director and Secretary, President and Chief Operating Officer of the parent and its affiliates. Ms. Springsteen is responsible for oversight of daily operations, due diligence and business development. Ms. Springsteen also oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Ms. Springsteen has developed and presented numerous motivational, informational and sales training workshops over the past 25 years. Prior to Commonwealth, Ms. Springsteen served as Senior Vice President & Marketing Manager in the Alternative Investments Department of Wheat First/Butcher & Singer, a broker/dealer headquartered in Richmond, Virginia, where she raised over $450,000,000 of capital in the real estate, equipment leasing, tax credit and energy-related industries. Ms. Springsteen holds her NASD Series 7, 63 and 39 licenses and is a member of the Equipment Leasing Association, the Financial Planners Association and serves on the Board of Trustees for the Investment Program Association. Ms. Springsteen is the wife of George Springsteen and is co-shareholder of the parent and its affiliates.

         HENRY J. ABBOTT, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as a Director, Senior Vice President and Portfolio Manager of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his NASD Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

         LYNN A. FRANCESCHINA, age 34, joined Commonwealth in 2001 and serves as Senior Vice President and Controller of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

         KATRINAM. MASON, age 33, joined Commonwealth in 2002 and serves as Senior Vice President, Broker/Dealer Relations Manager and Due Diligence Manager of the parent and its affiliates. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

         JAY DUGAN, age 57, joined Commonwealth in 2002 and serves as Senior Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

         DONALD A. BACHMAYER, age 41, joined Commonwealth in 2004 and serves as Vice President and Accounting Manager of the General Partner, CCC and certain of its subsidiaries where he has been employed since 2004. Mr. Bachmayer is responsible for financial reporting and analysis, cash management and tax compliance. He is a member of the Portfolio Advisory Committee. Prior to joining Commonwealth, from 2002 to 2004, Mr. Bachmayer served as Accounting Supervisor for LEAF Financial, an equipment-leasing sponsor, where his responsibilities included cash management, commission and syndication reporting. From 1997 to 2001, Mr. Bachmayer was a senior accountant/auditor with Fishbein & Company, P.C., certified public accountants, with responsibilities including audit, financial reporting, cash management, commission and syndication reporting, and tax preparation. Mr. Bachmayer attended LaSalle University and holds a Bachelor of Science in Accounting.

         MARK HERSHENSON, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer fat MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor's in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master's level coursework in Financial Planning though American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

         JAMES PRUETT, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett's responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

         DONNAMARIE D. ABBOTT, age 47, joined Commonwealth in 2001 and serves as Assistant Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors' final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

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

                                                                           AMOUNT        AMOUNT         AMOUNT
ENTITY RECEIVING                                                          INCURRED      INCURRED       INCURRED
  COMPENSATION                        TYPE OF COMPENSATION               DURING 2005   DURING 2004    DURING 2003
-------------------      ---------------------------------------------   -----------   -----------    -----------
                                       OPERATIONAL AND SALE
                                      OR LIQUIDATION STAGES

The General Partner      REIMBURSABLE  EXPENSES.  The General and        $   105,000   $   331,000    $   371,000
and its Affiliates       its Affiliates are entitled to reimbursement
                         by the Partnership for the cost of goods,
                         supplies or services obtained and used by
                         the General Partner in connection with the
                         administration and operation of the
                         Partnership from third parties unaffiliated
                         with the General Partner. In addition, the
                         General Partner and its affiliates are
                         entitled to reimbursement of certain
                         expenses incurred by the General Partner and
                         its affiliates in connection with the
                         administration and operation of the
                         Partnership. The amounts set forth on this
                         table do not include expenses incurred in
                         the offering of Units.

The General Partner      EQUIPMENT  ACQUISITION FEE. An Equipment        $         0   $     1,000    $     1,000
                         Acquisition Fee of four percent of the
                         Purchase Price of each item of Equipment
                         purchased as compensation for the
                         negotiation of the acquisition of the
                         Equipment and the lease thereof or sale
                         under a Conditional Sales Contract. The
                         fee was paid upon each closing of the
                         Offering with respect to the Equipment
                         purchased by the Partnership with the
                         net proceeds of the Offering available
                         for investment in Equipment. If the
                         Partnership acquires Equipment in an
                         amount exceeding the net proceeds of the
                         Offering available for investment in
                         Equipment, the fee will be paid when
                         such Equipment is acquired.

The General Partner      EQUIPMENT  MANAGEMENT FEE. A monthly fee        $     4,000   $    36,000    $    76,000
                         equal to the lesser of (i) the fees
                         which would be charged by an independent
                         third party for similar services for
                         similar equipment or (ii) the sum of (a)
                         two percent of (1) the Gross Lease
                         Revenues attributable to Equipment which
                         is subject to Full Payout Net Leases
                         which contain net lease provisions plus
                         (2) the purchase price paid on
                         Conditional Sales Contracts as received
                         by the Partnership and (b) five percent
                         of the Gross Lease Revenues attributable
                         to Equipment which is subject to
                         Operating Leases.

The General Partner      PARTNERSHIP  INCOME  AND  DISTRIBUTIONS.        $         0   $     4,038    $     5,772
                         The General Partner has a present and
                         continuing one percent interest of
                         $1,000 in the Partnership's item of
                         income, gain, loss, deduction, credit,
                         and tax preference. In addition, the
                         General Partner receives one percent of
                         Cash Available for Distribution until
                         the Limited Partners have received
                         distributions of Cash Available for
                         Distribution equal to their Capital
                         Contributions plus the 10% Priority
                         Return and thereafter, the General
                         Partner will receive 10% of Cash
                         Available for Distribution.

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

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public account firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,000 and $32,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the Partnership's independent registered public account firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public account firm for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES
The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the Partnership's independent registered public account firm, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership's independent registered public account firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)  Financial Statements

        Report of Independent Registered Public Accounting Firm          F-1

        Report of Independent Registered Public Accounting Firm          F-2

        Statement of Net Assets in Liquidation at
         December 31, 2005                                               F-3

        Balance Sheet as of December 31, 2004                            F-4

        Statement of Changes in Net Assets in Liquidation at
         December 31, 2005                                               F-5

        Statements of Operations for December 31, 2003 through
         the three months ended March 31, 2005                           F-6

        Statements of Partners Capital (Deficit) for December 31, 2003
         through the three months ended March 31, 2005                   F-7

        Statements of Cash Flows for December 31, 2003 through the
         year ended December 31, 2005                                    F-8-9

        Notes to Financial Statements                                    F-10-22

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

(c)      Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

         32       Section 1350 Certifications by the Principal Executive Officer
and Principal Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 31, 2006 by the undersigned thereunto duly authorized.

                                           COMMONWEALTH INCOME & GROWTH FUND II
                                           By: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC.,
                                               General Partner

                                           By: /s/ George S. Springsteen
                                               ---------------------------------
                                               George S. Springsteen,
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

SIGNATURE                                       CAPACITY
--------------------------   ---------------------------------------------------

/s/ GEORGE S.SPRINGSTEEN     Chairman, Chief Executive Officer, and Sole
-------------------------    Director of Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A.SPRINGSTEEN   President, Chief Operating
--------------------------   Officer and Secretary
Kimberly A. Springsteen

                                                             COMMONWEALTH INCOME
                                                                & GROWTH FUND II


                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                             COMMONWEALTH INCOME
                                                                & GROWTH FUND II


                                                            FINANCIAL STATEMENTS
                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                                        CONTENTS

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                1

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                2

     FINANCIAL STATEMENTS
         Statement of net assets in liquidation                             3
         Balance sheet                                                      4
         Statement of changes in net assets in liquidation                  5
         Statements of operations                                           6
         Statements of partners' capital (deficit)                          7
         Statements of cash flows                                         8-9

     NOTES TO FINANCIAL STATEMENTS                                      10-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

        We have audited the statements of net assets in liquidation of Commonwealth Income & Growth Fund II ("Partnership") as of December 31, 2005, and the related statement of changes in net assets in liquidation for the period from April 1, 2005 to December 31, 2005. In addition, we have audited the balance sheet as of December 31, 2004 and the related statements of income, Partners' capital and cash flows for the year ended December 31, 2004 and the related statements of income, Partners' capital and cash flows for the period from January 1, 2005 to March 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As more fully described in Note 2, the Partnership is currently being liquidated. As a result, the Partnership has changed its basis of accounting for periods subsequent to March 31, 2005 from the going-concern basis to the liquidation basis.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Commonwealth Income & Growth Fund II as of December 31, 2005 and the changes in its net assets in liquidation for the period from April 1, 2005 to December 31, 2005, its financial position as of December 31, 2004, and the results of its operations and cash flow the year ended December 31, 2004 and for the period from January 1, 2005 to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

        As described in Note 2, these financial statements as of December 31, 2005 and for the period form April 1, 2005 to December 31, 2005 have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets and the estimate of liquidating costs to be incurred. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material.


/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2006

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
Commonwealth Income & Growth Fund II
Exton, Pennsylvania

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund II for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund II for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                          STATEMENT OF NET ASSETS IN LIQUIDATION

December 31,                                                                       2005
-------------------------------------------------------------------------     --------------
ASSETS

Cash and cash equivalents                                                     $        3,841
Lease income receivable, net of reserves of $0 as of December 31, 2005                13,239
Net investment in direct financing lease                                              16,931
Other receivables - Affiliated limited partnerships                                   12,782
Other receivables - Commonwealth Capital Corp.                                         6,204
Prepaid expenses                                                                          25
                                                                              --------------
                                                                                      56,022
                                                                              --------------

Computer equipment, at cost                                                        1,890,243
Accumulated depreciation                                                          (1,865,405)
                                                                              --------------
                                                                                      24,838
                                                                              --------------

Equipment acquisition costs and deferred expenses, net                                   409
                                                                              --------------

TOTAL ASSETS                                                                  $       81,269
                                                                              ==============

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable                                                                      21,499
Accounts payable - General Partner                                                    27,531
Notes payable                                                                         32,239
                                                                              --------------
TOTAL LIABILITIES                                                             $       81,269
                                                                              --------------

NET ASSETS IN LIQUIDATION                                                     $           --

                                                                              --------------

NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED PARTNERSHIP UNIT             $           --
                                                                              --------------
WEIGHTED AVERAGE NUMBER OF EQUIVALENT
LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                                460,067
                                                                              ==============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                                   BALANCE SHEET

December 31,                                                                       2004
-------------------------------------------------------------------------     --------------
ASSETS

Cash and cash equivalents                                                     $        1,085
Lease income receivable, net of reserves of $0 at December 31, 2004                    9,478
Net investment in direct financing leases                                             86,487
Accounts receivable, affiliated limited partnerships                                  16,792
Deposits                                                                                  25
                                                                              --------------
                                                                                     113,867
                                                                              --------------

COMPUTER EQUIPMENT, at cost                                                        2,850,669
ACCUMULATED DEPRECIATION                                                          (2,460,366)
                                                                              --------------
                                                                                     390,303
                                                                              --------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
     accumulated amortization of $64,953 at December 31, 2004                          2,601
ACCOUNTS RECEIVABLE, COMMONWEALTH CAPITAL CORP                                        16,100
                                                                              --------------

TOTAL ASSETS                                                                  $      522,871
                                                                              ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

     Accounts payable                                                         $       51,515
     Accounts payable, General Partner                                                79,488
     Accounts payable, Commonwealth Capital Corp                                      42,499
     Unearned lease income                                                            94,576
     Notes payable                                                                   115,967
                                                                              --------------
TOTAL LIABILITIES                                                                    384,045
                                                                              --------------

PARTNERS' CAPITAL

     General Partner                                                                   1,000
     Limited Partners                                                                137,826
                                                                              --------------
TOTAL PARTNERS' CAPITAL                                                              138,826
                                                                              --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $      522,871
                                                                              ==============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

For the period April 1 to December 31,                                             2005
-------------------------------------------------------------------------     --------------
Net Assets in liquidation - beginning                                         $      (34,651)

Lease income                                                                          52,626
Interest and other                                                                      (407)
Gain on sale of computer equipment                                                    37,640

Operating, excluding depreciation                                                    (94,865)
Equipment management fee - General Partner                                            (3,531)
Interest                                                                              (2,675)
Depreciation and amortization                                                       (209,899)

Distributions to Investors                                                          (161,099)
Contributions from CCC                                                               189,169
                                                                              --------------
Changes in estimated liquidation values
  of assets and liabilities                                                          227,692
                                                                              --------------

NET ASSETS IN LIQUIDATION - ENDING                                            $           --
                                                                              ==============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                        STATEMENTS OF OPERATIONS

                                                                        PERIOD           Year ended        Year ended
                                                                        ENDED           December 31,      December 31,
                                                                    MARCH 31, 2005          2004              2003
                                                                   ---------------    ---------------   ---------------
INCOME
     Lease                                                         $        28,792    $       697,530   $     1,515,990
     Interest and other                                                         --             44,781             2,466
     Gain on sale of equipment                                                  --                 --           439,124
                                                                   ---------------    ---------------   ---------------

TOTAL INCOME                                                                28,792            742,311         1,957,580
                                                                   ---------------    ---------------   ---------------

EXPENSES

     Operating, excluding depreciation                                      83,491            398,197           608,439
     Equipment management fee, General Partner                                 300             36,016            75,934
     Depreciation                                                          109,294            728,595           992,234
     Amortization of equipment acquisition costs and deferred
         expenses                                                            1,473             41,321            62,719
     Interest                                                                2,093             26,255            88,625
     Loss on sale of equipment                                               5,618             53,725                --
                                                                   ---------------    ---------------   ---------------

TOTAL EXPENSES                                                             202,269          1,284,109         1,827,951
                                                                   ---------------    ---------------   ---------------

NET (LOSS) INCOME                                                  $      (173,477)   $      (541,798)  $       129,629
                                                                   ===============    ===============   ===============

NET (LOSS) INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT          $         (0.38)   $         (1.18)  $          0.28

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
     LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                 460,067            460,067           460,067
                                                                   ===============    ===============   ===============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                 STATEMENTS OF PARTNERS' CAPITAL

                                    General        Limited
                                    Partner        Partner        General         Limited
                                      Units          Units        Partner        Partners           Total
                               ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 2002               50        460,067   $      1,000    $  1,531,014    $  1,532,014

Net income                               --             --          5,772         123,857         129,629
Distributions                            --             --         (5,772)       (571,428)       (577,200)
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 2003               50        460,067          1,000       1,083,443       1,084,443

Net income (loss)                        --             --          4,038        (545,836)       (541,798)
Distributions                            --             --         (4,038)       (399,781)       (403,819)
                               ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 2004               50        460,067          1,000         137,826         138,826

Net income (loss)                        --             --             --        (173,477)       (173,477)
Distributions                            --             --             --              --              --
                               ------------   ------------   ------------    ------------    ------------

BALANCE, March 31, 2005                  50        460,067   $      1,000    $    (35,651)   $    (34,651)
                               ============   ============   ============    ============    ============

                                 See accompanying notes to financial statements.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                        STATEMENTS OF CASH FLOWS

                                                            PERIOD ENDED         Year ended       Year ended
                                                              MARCH 31,         December 31,     December 31,
                                                                2005               2004             2003
                                                          ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $      (173,477)   $      (541,798)   $       129,629
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
    Depreciation and amortization                                 110,767            769,917          1,054,953
    Amortization of unearned lease income                              --                 --            (10,945)
    (Gain) loss on sale of computer
      equipment                                                     5,618             53,725           (439,124)
    Other noncash activities included in
      determination of net income (loss)                           (5,951)          (574,117)          (995,568)
    Changes in assets and liabilities
      Lease income receivable                                       1,173             (4,928)           404,966
      Minimum lease receivables                                     1,155              4,620              3,881
      Accounts receivable, affiliated limited
       partnerships                                                10,184             (8,904)               546
      Deposits                                                         --                (25)                --
      Prepaid fees                                                     --              3,200              3,019
      Accounts payable                                            (11,984)            (2,091)           (19,052)
      Accounts payable, General Partner                            27,853            166,777             (7,392)
      Accounts payable, Commonwealth Capital
        Corp.                                                      30,822             42,499                 --
      Other accrued expenses                                           --             (5,938)            (1,424)
      Unearned lease income                                        (1,581)            (5,464)           (61,707)
                                                          ---------------    ---------------    ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (5,421)          (102,527)            61,782
                                                          ---------------    ---------------    ---------------

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                        STATEMENTS OF CASH FLOWS

                                                     PERIOD ENDED        Year ended        Year ended
                                                       MARCH 31,        December 31,      December 31,
                                                         2005               2004              2003
                                                   ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                             $            --    $        (4,049)   $       (15,000)
  Net proceeds from sale of computer
   equipment                                                13,249            244,072            422,533
  Equipment acquisition fees paid to the
   General Partner                                              --               (846)              (600)
                                                   ---------------    ---------------    ---------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                 13,249            239,177            406,933
                                                   ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Distributions to partners                                     --           (403,819)          (577,200)
  Accounts receivable - Commonwealth
    Capital Corp.                                            3,317            230,667            112,882
  Debt placement fee paid to the General
    Partner                                                     --               (171)                --
                                                   ---------------    ---------------    ---------------

NET CASH USED IN FINANCING ACTIVITIES                        3,317           (173,323)          (464,318)
                                                   ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                11,145            (36,673)             4,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,085             37,758             33,361
                                                   ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        12,230    $         1,085    $        37,758
                                                   ===============    ===============    ===============

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

                         Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2005, annual cash distributions to limited partners were made at rate of 1.7% of their original contributed capital. During 2004, annual cash distributions to limited partners were made at rate of 4.3% of their original contributed capital. During 2003, annual cash distributions to limited partners were made at a rate of 6.2% of their original contributed capital. Distributions during 2005 reflect an annual return of capital in the amount of approximately $0.35 per weighted average number of limited partnership units outstanding during the

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         year. Distributions during 2004 reflect an annual return of capital in the amount of approximately $0.87 per weighted average number of limited partnership units outstanding during the year. Distributions during 2003 reflect an annual return of capital in the amount of approximately $1.25 per weighted average number of limited partnership units outstanding during the year.

2.   LIQUIDATION BASIS   As a result of the General Partner's approval of the
                         plan of liquidation as of April 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                         In presenting our Statement of Net Assets in Liquidation at December 31, 2005, we recorded a $7,500 increase to assets. This increase represents the present value of future lease payments of leases. Included in the adjustment to net assets recorded in connection with the change from the going-concern to the liquidation basis of accounting, we recorded $8,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation. Payables to affiliates were decreased by $221,000 to represent the expected settlement value of these liabilities.

3.   SUMMARY OF          REVENUE RECOGNITION
     SIGNIFICANT

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

     ACCOUNTING          Through December 31, 2005 the Partnership's leasing
     POLICIES            operations consist substantially of operating leases
                         and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

                         LONG-LIVED ASSETS

                         The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2005 and 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $9,000, $40,000, and $31,000 in the fourth quarter of 2005, 2004, and 2003, respectively to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

                         CASH AND CASH EQUIVALENTS

                         The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2005 and 2004 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                         ACCOUNTS RECEIVABLE

                         Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         customers and adjusts its allowance for doubtful accounts accordingly. The Partnership determined that no allowance was necessary at December 31, 2005 and 2004.

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

                         NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED PARTNERSHIP UNIT

                         In connection with the conversion from the going-concern basis of accounting to the liquidation basis, the net assets in liquidation per equivalent limited partnership unit is computed based upon net assets in liquidation allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

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

                         FORGIVENESS OF RELATED PARTY PAYABLES

                         In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner's capital transactions.

                         RECENT ACCOUNTING PRONOUNCEMENTS

                         In May 2005, the Financial Accounting Standards Board
                         (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

4.   NET INVESTMENT IN   The following lists the components of the net
     DIRECT FINANCING    investment in direct financing leases as of
     LEASES              December 31, 2005 and 2004:

                         December 31,                                       2005         2004
                         ---------------------------------------------   ----------   ----------
                         Minimum lease payments receivable               $   32,808   $  103,927

                         Less: Unearned Revenue                              15,877       17,440
                                                                         ----------   ----------
                         Net investment in direct financing leases       $   16,931   $   86,487
                                                                         ----------   ----------

                         The following is a schedule of future minimum rentals on noncancellable direct financing leases at December 31, 2005:

                         Year ending December 31,                          Amount
                         ---------------------------------------------   ----------
                         2006                                            $   32,808
                                                                         ----------
                                                                         $   32,808
                                                                         ==========

                         There are two lessees involved with the seven direct financing leases.

5.   COMPUTER EQUIPMENT  The Partnership is the lessor of equipment under operating and capital leases with periods ranging from 24 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                         The Partnership participates in leases that are shared with other affiliated Partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $840,000 and $1,306,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2005 and 2004 was approximately $1,536,000 and $2,249,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $0 and $700, respectively, which is included in the Partnership's liabilities

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         on the balance sheet. The total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $0 and $1,100, respectively.

                         The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2005:

                         Year ending December 31,                       Amount
                         ------------------------------------------   ----------
                         2006                                         $    7,500
                                                                      ----------
                                                                      $    7,500
                                                                      ==========

     SIGNIFICANT         Lessees exceeding 10% of lease income for the years
     CUSTOMERS           ended:

                         Lessee                            2005    2004    2003
                         -------------------------------   ----    ----    ----
                         Lessee A                            --      41%     22%
                         Lessee B                            --      --      16%
                         Lessee C                            --      19%     12%
                         Lessee D                            36%     11%     --
                         Lessee F                            20%     --      --
                                                           ----    ----    ----
                         TOTAL % OF LEASE INCOME             56%     71%     50%
                                                           ----    ----    ----

                         Lessees exceeding 10% of accounts receivable at December 31:

                         Lessee                                 2005       2004
                         --------------------------------   --------   --------

                         Lessee A                                 --         23%
                         Lessee D                                 --         11%
                         Lessee E                                 --         49%
                         Lessee F                                 88%        --
                                                            --------   --------
                         TOTAL % OF ACCOUNTS RECEIVABLE           88%        83%
                                                            --------   --------

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

6.   RELATED PARTY       REIMBURSABLE EXPENSES
     TRANSACTIONS

                         The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2005, 2004 and 2003, the Partnership recorded $105,000, $331,000, and $371,000, respectively, for reimbursement of expenses to the General Partner.

                         EQUIPMENT ACQUISITION FEE

                         The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. No equipment acquisition fees were paid to the General Partner in 2005. During 2004 and 2003, equipment acquisition fees of approximately $1,000 and $1,000, respectively, were paid to the General Partner.

                         DEBT PLACEMENT FEE

                         As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. There were no debt placement fees paid to the General Partner in 2005, 2004 and 2003.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         EQUIPMENT MANAGEMENT FEE

                         The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2005, 2004 and 2003, equipment management fees of approximately $4,000, $36,000, and $76,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

                         RELEASE FEE

                         As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2005, 2004 and 2003.

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         EQUIPMENT LIQUIDATION FEE

                         With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2005, 2004 and 2003.

7.   NOTES PAYABLE       Notes payable consisted of the following:

                         December 31,                                       2005         2004
                         ---------------------------------------------   ----------   ----------
                         Installment notes payable to banks; interest
                         ranging from 6.25% to 6.75%, due in monthly
                         installments ranging from $241 to $1,875,
                         including interest, with final payments due
                         from February through April 2005.               $       --   $   82,902

                         Installment notes payable to banks; interest
                         ranging from 5.95% to 6.50%, due in monthly
                         installments ranging from $507 to $1,892,
                         including interest, with final payments due
                         June 2006.                                          32,339       33,065
                                                                         ----------   ----------
                                                                         $   32,239   $  115,967
                                                                         ==========   ==========

                         These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2005 are as follows:

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

                         Year ending December 31,                       Amount
                         ------------------------------------------   ----------
                         2006                                             32,239
                                                                      ----------
                                                                      $   32,239
                                                                      ==========

8.   SUPPLEMENTAL        Other noncash activities included in the determination
     CASH FLOW           of net loss are as follows:
     INFORMATION

                                                             PERIOD ENDED     Year ended    Year ended
                                                               MARCH 31,     December 31,   December 31,
                                                                 2005            2004         2003
                                                             ------------    ------------   ------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                  $      5,951    $    574,117   $    995,568

                         No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                         Noncash investing and financing activities include the following:

Year ended December 31,                                                  2005               2004               2003
-----------------------------------------------------------------   ---------------    ---------------    ---------------
Proceeds from sale received by CCC on behalf of the
 Partnership                                                        $            --    $            --    $       159,600
                                                                    ---------------    ---------------    ---------------
Net book value of equipment converted to direct
 financing leases                                                   $            --    $            --    $        15,299
                                                                    ---------------    ---------------    ---------------

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

9. RECONCILIATION OF NET INCOME (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN

Year ended December 31,                                                        2005               2004               2003
                                                                    ---------------    ---------------    ---------------
Net (loss) income for financial
    reporting purposes                                              $      (394,088)   $      (541,798)   $       129,629
  Adjustments
    Depreciation                                                            (22,507)           195,721           (107,236)
    Amortization                                                              1,997             34,496             52,324
    Unearned lease income                                                      (547)            (5,464)          (248,685)
    Bad debt (recovery) expense                                                  --                 --           (326,008)
    Loss on sale of computer equipment                                     (207,516)          (227,770)          (260,312)
    Other                                                                    10,085            (78,311)           (55,856)
                                                                    ---------------    ---------------    ---------------
Taxable loss on the Federal Partnership Return                      $      (612,576)   $      (623,126)   $      (816,144)
                                                                    ===============    ===============    ===============

                                            COMMONWEALTH INCOME & GROWTH FUND II

                                                   NOTES TO FINANCIAL STATEMENTS

10.  QUARTERLY RESULTS   Summarized quarterly financial data for the years ended
     OF OPERATION        December 31, 2005 and 2004 is as follows:
     (UNAUDITED)

                                                               Quarter ended
                                            ------------------------------------------------------
                                             March 31       June 30*   September 30*  December 31*
                                            ----------    ----------   -------------  ------------
2005

REVENUES
  Lease and other                           $   28,792    $   20,985   $      11,948  $     11,978
  (Loss) gain on sale of computer
    equipment                                   (5,618)       31,772            (521)        6,389
                                            ----------    ----------   -------------  ------------
TOTAL REVENUES                                  23,174        52,757          11,427        18,367

TOTAL COSTS AND EXPENSES                       196,651       145,750         117,981        39,432
                                            ----------    ----------   -------------  ------------
NET INCOME (LOSS)                           $ (173,477)   $  (92,993)  $    (106,554) $    (21,065)
                                            ==========    ==========   =============  ============
INCOME (LOSS) PER LIMITED
 PARTNER UNIT                               $    (0.38)   $       --   $          --  $         --
                                            ----------    ----------   -------------  ------------
NET ASSETS IN LIQUIDATION PER
 LIMITED PARTNER UNIT                       $       --    $       --   $          --  $         --
                                            ----------    ----------   -------------  ------------

                         Total costs and expenses includes an impairment adjustment of approximately $9,000 that was recorded in the fourth quarter of 2005.

                         * Liquidation basis effective April 1, 2005.

                                                              Quarter ended
                                            ------------------------------------------------------
                                             March 31      June 30    September 30    December 31
                                            ----------   ----------   -------------   ------------
2004

Revenues
 Lease and other                            $  232,911   $  217,347   $     171,611   $    120,442
 (Loss) gain on sale of computer equipment      (9,891)     (13,861)         (6,746)       (23,227)
                                            ----------   ----------   -------------   ------------
Total revenues                                 223,020      203,486         164,865         97,215

Total costs and expenses                       338,059      270,196         309,698        312,431
                                            ----------   ----------   -------------   ------------

Net income (loss)                           $ (115,039)  $  (66,710)  $    (144,833)  $   (215,216)
                                            ==========   ==========   =============   ============

Income (loss) per limited
  partner unit                              $    (0.25)  $    (0.15)  $       (0.31)  $      (0.47)
                                            ----------   ----------   -------------   ------------

                         Total costs and expenses includes an impairment adjustment of approximately $40,000 that was recorded in the fourth quarter of 2004.