Form 10-K/A
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2006-04-10
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 033-89476

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

                            None                             N/A
                            ----                             ---

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

         Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

EXPLANATORY STATEMENT


This filing by Commonwealth Income & Growth Fund II ("Fund") on Form 10-K/A is intended to correct a typographical error in the Fund's Statement of Changes in Net Assets in Liquidation, included in the Fund's original filing on March 31, 2006. The Fund's prior filing on Form 10-K is amended solely for this matter.



                                     COMMONWEALTH INCOME & GROWTH FUND II
                               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION


              For the period April 1 to December 31,                                    2005
              ------------------------------------------------------------------------------------
              Net Assets in liquidation - beginning                        $         (34,651)

              Lease income                                                            52,626
              Interest and other                                                        (407)
              Gain on sale of computer equipment                                      37,640

              Operating, excluding depreciation                                      (94,865)
              Equipment management fee - General Partner                              (3,531)
              Interest                                                                (2,675)
              Depreciation and amortization                                         (209,899)

              Distributions to Investors                                            (161,099)
              Contributions from CCC                                                 416,861
              ------------------------------------------------------------------------------------

              Changes in estimated liquidation values
                      of assets and liabilities                                       34,651
              ------------------------------------------------------------------------------------

              NET ASSETS IN LIQUIDATION - ENDING                           $              --
              ====================================================================================

                                                   See accompanying notes to financial statements.



                                                                                                 4

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its previously filed Form 10-K to be signed on its behalf April 7, 2006 by the undersigned thereunto duly authorized.

                                   COMMONWEALTH INCOME & GROWTH FUND II
                                   By:  COMMONWEALTH INCOME &
                                        GROWTH FUND, INC., General Partner

                                   By:  /s/ George S. Springsteen
                                        -------------------------
                                        George S. Springsteen, Chief Executive
                                        Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to its previously filed Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2006.

SIGNATURE                                            CAPACITY
---------                                            --------
/s/ GEORGE S. SPRINGSTEEN           Chairman, Chief Executive Officer, and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ KIMBERLY A. SPRINGSTEEN         President, Chief Operating
---------------------------         Officer and Secretary
Kimberly A. Springsteen