Form 10-Q
period 2006-03-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2006-05-15
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [_] NO [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                     PART I
Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13
Item 4.    Controls and Procedures                                            13

                                     PART II
Item 1.    Legal Proceedings                                                  13
Item 1A.   Risk Factors                                                       13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       14
Item 3.    Defaults Upon Senior Securities                                    14
Item 4.    Sumission of Matters to a Vote of Securities Holders               14
Item 5.    Other Information
Item 6.    Index to Exhibits

           Signatures

           Certifications

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                                       MARCH 31,    DECEMBER 31,
                                                          2006          2005
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents                             $    14,106   $     3,841
Lease income receivable, net of reserves of
   $0 as of March 31, 2006 and December 31,
   2005, respectively                                      14,796        13,239
Net investment in direct financing lease                    3,726        16,931
Other receivables - Affiliated limited partnerships        12,737        12,782
Other receivables - Commonwealth Capital Corp.                 --         6,204
Prepaid Expenses                                            5,468            25
                                                      -----------   -----------
                                                           50,833        56,022
                                                      -----------   -----------
Computer equipment, at cost                             1,143,513     1,890,243
Accumulated depreciation                               (1,131,324)   (1,865,405)
                                                      -----------   -----------
                                                           12,190        24,838
                                                      -----------   -----------
Equipment acquisition costs and deferred
   expenses, net                                              305           409
                                                      -----------   -----------
TOTAL ASSETS                                          $    63,328   $    81,269
                                                      ===========   ===========

LIABILITIES AND NET ASSETS
LIABILITIES
Accounts payable                                      $    12,028   $    21,499
Accounts payable - Commonwealth Capital Corp.               5,599            --
Accounts payable - General Partner                         28,427        27,531
Unearned lease income                                       1,033            --
Notes payable                                              16,241        32,239
                                                      -----------   -----------
TOTAL LIABILITIES                                          63,328        81,269
                                                      -----------   -----------
NET ASSETS IN LIQUIDATION                             $        --   $        --
                                                      ===========   ===========
NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                            --            --
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR          460,067       460,067
                                                      ===========   ===========

            see accompanying notes to condensed financial statements

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                        THREE MONTHS ENDED MARCH 31,2006
                                   (UNAUDITED)

Net Assets in liquidation - beginning                $     --
Lease income                                           18,237
Gain on sale of computer equipment                      5,882
Operating, excluding depreciation                     (11,815)
Equipment management fee                                 (592)
Interest                                                 (405)
Depreciation and amortization                          (8,807)
Distributions to Investors                                 --
Contributions from CCC                                 (2,500)
                                                     --------
Changes in estimated liquidation values
   of assets and liabilities                               --
                                                     --------
NET ASSETS IN LIQUIDATION - ENDING                   $     --
                                                     ========

            see accompanying notes to condensed financial statements

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

INCOME
Lease income                                         $  28,792
                                                     ---------
TOTAL INCOME                                            28,792
                                                     ---------
EXPENSES
Operating, excluding depreciation                       83,491
Equipment management fee - General Partner                 300
Interest                                                 2,093
Depreciation                                           109,294
Amortization of equipment
   acquisition costs and deferred expenses               1,473
Loss on sale of computer equipment                       5,618
                                                     ---------
TOTAL EXPENSES                                         202,269
                                                     ---------
NET (LOSS)                                           $(173,477)
                                                     =========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS              (173,477)
NET (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                  $   (0.38)
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD     460,067

            see accompanying notes to condensed financial statements

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.

                        CONDENSED STATEMENTS OF CASH FLOW

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                       2005
                                                   -----------
                                                   (UNAUDITED)

NET CASH USED IN OPERATING ACTIVITIES                $(5,421)
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment      13,249
                                                     -------
NET CASH PROVIDED BY INVESTING ACTIVITIES             13,249
                                                     -------
FINANCING ACTIVITIES:
Other receivables - Commonwealth Capital Corp.         3,317
                                                     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES              3,317
                                                     -------
Net increase in cash and cash equivalents             11,145
Cash and cash equivalents, beginning of period         1,085
CASH AND CASH EQUIVALENTS, END OF PERIOD             $12,230

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

2.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 As a result of the General Partner's approval of the plan of liquidation, we changed our basis of accounting to the liquidation basis effective as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation.
                                 The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

                                 For the quarter ended March 31, 2006, we recorded a $6,000 increase to net assets. This increase represented the present value of future lease payments of leases. We recorded $2,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation.

                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the three months ended March 31, 2006.

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

3.   NET INVESTMENT IN DIRECT    The following lists the components of the net
     FINANCING LEASES            investment in direct financing leases as of
                                 March 31, 2006 and December 31, 2005:

                                                                             MARCH 31, 2006   December 31, 2005
                                                                             --------------   -----------------
                                 Minimum lease payments receivable               $16,404           $32,808

                                 Less: Unearned revenue                           12,678            15,877
                                 Net investment in direct financing leases       $ 3,726           $16,931

                                 The following is a schedule of future minimum rentals on noncancellable direct financing leases at March 31, 2006

                                                                            Amount
                                                                           -------
                                 Nine Months Remaining December 31, 2006   $16,404

4.   COMPUTER                    The Partnership is the lessor of equipment
     EQUIPMENT                   under operating leases with periods ranging
                                 from 24 to 48 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                 Through March 31, 2006, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the three months ended March 31, 2006 and 2005, remarketing fees were paid in the amounts of $300 and $14,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which they participate with other partnerships at March 31, 2006 and December 31, 2005 was approximately $157,000 and $785,000, respectively, which is included in the
                                 Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $612,000 and $1,536,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at March 31, 2006 and December 31, 2005 related to the equipment shared by the Partnership was approximately $0 for both periods as well.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2006:

                                                                       Amount
                                                                       ------
                                 Nine Months ended December 31, 2006   $3,248

5.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS

                                 As of March 31, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2006 and 2005, the Partnership recorded $8,000 and $41,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. There were no equipment acquisition fees earned by the General Partner during the three months ended March 31, 2006 and 2005.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and
                                 (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2006 and 2005, equipment management fees of approximately $600 and $300, respectively, were earned by the General Partner.

                                 EQUIPMENT LIQUIDATION FEE

                                 With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2006 and 2005, equipment liquidation fees of approximately $300 and $400, respectively, were earned by the General Partner.

6.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                     2006         2005
                                                                                  ---------   ------------
                                 Installment notes payable to banks, interest
                                 ranging from 5.95% to 6.50%: due in monthly
                                 installments ranging from $507 to $1,892,
                                 including interest, with final payments due
                                 June, 2006.                                       $16,241       $32,239
                                                                                   -------       -------

                                      These notes are secured by specific
                                      computer equipment and is nonrecourse
                                      liability of the Partnership. Aggregate
                                      maturities of notes payable for each of
                                      the periods subsequent to March 31, 2006 are as follows:

                                                                        Amount
                                                                       -------
                                      Nine months ended December
                                      31, 2006                         $16,241
                                                                       -------

7.   SUPPLEMENTAL                Other noncash activities included in the
     CASH FLOW                   determination of net loss are as follows:
     INFORMATION

Three months ended March 31,                              2006     2005
------------------------------------------------------   ------   ------
Lease income, net of interest expense on notes payable
   realized as a result of direct payment of principal
   by lessee to bank                                     $3,948   $5,951

     No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

As a result of the General Partner's approval of the plan of dissolution, we changed our basis of accounting to the liquidation basis as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2005 was net proceeds received from sale of equipment totaling approximately $13,000, and the repayment of receivables from CCC of approximately $247,000. There were no capital expenditures for the quarter ended March 31, 2005.

For the three month period ended March 31, 2005, the Partnership used cash flows from operating activities of approximately $5,000, which includes a net loss of approximately $173,000 and depreciation and amortization expenses of approximately $111,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $6,000.

As of March 31, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $3,000 for the balance of the year ending December 31, 2006. At March 31, 2006, the outstanding debt was $16,000, with interest rates ranging from 5.00% to 6.5%, and will be payable through June 2006.

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2006 and December 31, 2005 was approximately $157,000 and $785,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $612,000 and $1,536,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at March 31, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods as well.

CHANGES IN NET ASSETS IN LIQUIDATION FOR THE QUARTER ENDED MARCH 31, 2006

For the quarter ended March 31, 2006, we recorded a $6,000 increase to net assets. This increase represented the present value of future lease payments of leases. We recorded

$2,000 of accrued costs of liquidation representing the estimate of the costs to be incurred during liquidation, including accounting fees and printing costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND II

     Item 1.     LEGAL PROCEEDINGS.

                 N/A

     Item 1 A.   RISK FACTORS

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

WE CAN GIVE NO ASSURANCE OF THE AMOUNT OR TIMING OF ANY FUTURE DISTRIBUTION TO THE LIMITED PARTNERS UNDER THE PLAN OF DISSOLUTION.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in any remaining capital for future distribution to the limited partners. We cannot provide any assurances that we will actually make additional distributions.

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

                                        COMMONWEALTH INCOME & GROWTH FUND II
                                        BY: COMMONWEALTH INCOME & GROWTH FUND,
                                        INC. General Partner


May 15, 2006                            By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                        Kimberly A. Springsteen
                                        Chief Executive Officer

                             31.1 THE RULE 15D-14(A)

I, Kimberly A. Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
-------------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                             31.2 THE RULE 15D-14(A)

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund II (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
-------------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 16, 2005

                     32.1 SECTION 1350 CERTIFICATION OF CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-------------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                     32.2 SECTION 1350 CERTIFICATION OF CFO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       PURSUANT TO 18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund II, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-------------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006