Form 10-Q
period 2006-06-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2006-08-14
CIK 938322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                         Brandywine Bldg. One, Suite 200
                                 2 Christy Drive
                              Chadds Ford, PA 19317
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13
Item 4.    Controls and Procedures                                            13

                                     PART II

Item 1.    Legal Proceedings                                                  13
Item 1A.   Risk Factors                                                       13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       14
Item 3.    Defaults Upon Senior Securities                                    14
Item 4.    Submission of Matters to a Vote of Securities Holders              14
Item 5.    Other Information
Item 6.    Index to Exhibits

           Signatures

           Certifications

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
           STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                                       JUNE 30,     DECEMBER 31,
                                                         2006           2005
                                                     ------------   ------------
                                                      (UNAUDITED)
ASSETS
Cash and cash equivalents                            $    14,957   $     3,841
Lease income receivable, net of reserves of $0 as
   of June 30, 2006 and December 31, 2005,
   respectively                                           14,037        13,239
Net investment in direct financing lease                      --        16,931
Other receivables - Affiliated limited
   partnerships                                           12,737        12,782
Other receivables - Commonwealth Capital Corp.                --         6,204
Prepaid Expenses                                           3,835            25
                                                     -----------   ------------
                                                          45,566        56,022
                                                     -----------   ------------
Computer equipment, at cost                            1,013,469     1,890,243
Accumulated depreciation                              (1,004,027)   (1,865,405)
                                                     -----------   ------------
                                                           9,442        24,838
                                                     -----------   ------------
Equipment acquisition costs and deferred expenses,
   net                                                       235           409
                                                     -----------   ------------
TOTAL ASSETS                                         $    55,243   $    81,269
                                                     ===========   ============
LIABILITIES AND NET ASSETS
LIABILITIES
Accounts payable                                     $     7,615   $     21,499
Accounts payable - Commonwealth Capital Corp.             11,932             --
Accounts payable - General Partner                        29,058         27,531
Unearned lease income                                      6,638             --
Notes payable                                                 --         32,239
                                                     -----------   ------------
TOTAL LIABILITIES                                         55,243         81,269
                                                     -----------   ------------
NET ASSETS IN LIQUIDATION                            $        --   $         --
                                                     -----------   ------------
NET ASSETS IN LIQUIDATION PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                           --             --
                                                     -----------   ------------
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR         460,067        460,067
                                                     ===========   ============

            see accompanying notes to condensed financial statements

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.
      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30             JUNE 30
                                            2006      2005           2006
                                          -------   --------   ----------------
                                             (unaudited)
Net Assets in liquidation - beginning     $    --   $(34,651)      $     --
Lease income                                8,805     20,793         27,042
Interest and other                             --        193             --
Gain on sale of computer equipment            286     31,771          6,168
Operating, excluding depreciation          (6,781)   (50,335)       (21,094)
Equipment management fee                     (580)    (2,294)        (1,172)
Interest                                     (163)    (1,153)          (569)
Depreciation and amortization              (1,567)   (91,968)       (10,375)
Distributions to Investors                     --    (46,187)            --
Contributions from CCC                         --    173,831             --
                                          -------   --------       --------
Changes in estimated liquidation values
   of assets and liabilities                   --     34,651             --
                                          -------   --------       --------
NET ASSETS IN LIQUIDATION - ENDING        $         $     --       $     --
                                          =======   ========       ========

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

                   COMMONWEALTH INCOME & GROWTH FUND II, L.P.

                        CONDENSED STATEMENTS OF CASH FLOW

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                       2005
                                                   (UNAUDITED)
                                                   -----------
NET CASH USED IN OPERATING ACTIVITIES                $(5,421)

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment      13,249
                                                     -------
NET CASH PROVIDED BY INVESTING ACTIVITIES             13,249
                                                     -------
FINANCING ACTIVITIES:
Other receivables - Commonwealth Capital Corp.         3,317
                                                     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES              3,317
                                                     -------
Net increase in cash and cash equivalents             11,145
Cash and cash equivalents, beginning of period         1,085
                                                     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $12,230
                                                     =======

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

                                 In presenting our Statement of Net Assets in liquidation at June 30, 2006, for the quarter ended June 30, 2006, we recorded a $3,600 increase to net assets. This increase represents the present value of future minimum lease payments.

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

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during the three months ended June 30, 2006.

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

3.   NET INVESTMENT IN DIRECT    The following lists the components of the net
     FINANCING LEASES            investment in direct financing leases as of
                                 June 30, 2006 and December 31, 2005:

                                                         JUNE 30,  December 31,
                                                           2006        2005
                                                         --------  ------------
                                 Minimum lease payments
                                 receivable                 $--       $32,808
                                 Less: Unearned revenue      --        15,877

                                 Net investment in
                                 direct financing
                                 leases                     $--       $16,931

4.   COMPUTER EQUIPMENT          The Partnership is the lessor of equipment
                                 under operating leases with periods ranging from 24 to 48 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                                 Through June 30, 2006, the Partnership's leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six months ended June 30, 2006 and 2005, remarketing fees were paid in the amounts of $600 and $15,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which they participate with other partnerships at June 30, 2006 and December 31, 2005 was approximately $48,000 and $785,000, respectively, which is included in the
                                 Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $115,000 and $1,536,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at June 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership was approximately $0 for both periods as well.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2006:

                                                                      Amount
                                                                      ------
                                 Six Months ended December 31, 2006   $2,715
                                 Year Ended December 31, 2007         $  905

5.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS
                                 As of June 30, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six-months ended June 30, 2006 and 2005, the Partnership recorded $0 and $62,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. There were no equipment acquisition fees earned by the General Partner during the six-months ended June 30, 2006 and 2005.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and
                                 (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six-months ended June 30, 2006 and 2005, equipment management fees of approximately $1,000 and $2,600, respectively, were earned by the General Partner.

                                 EQUIPMENT LIQUIDATION FEE

                                 With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six-months ended June 30, 2006 and 2005, equipment liquidation fees of approximately $300 and $1,000, respectively, were earned by the General Partner.

6.   NOTES PAYABLE               Notes payable consisted of the following:

                                                          JUNE 30,  DECEMBER 31,
                                                            2006        2005
                                                          --------  ------------

                                 Installment notes
                                 payable to banks,
                                 interest ranging from
                                 5.0% to 6.50%: due in
                                 monthly installments
                                 ranging from $507 to
                                 $1,736, including
                                 interest, with final
                                 payments due June,
                                 2006.                       $--       $32,239

                                 These notes are secured by specific computer equipment and is nonrecourse liability of the Partnership.

7.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net loss are as follows:

Six months ended June 30,                                      2006      2005
----------------------------------------------------------   -------   -------
Lease income, net of interest expense on
   notes payable realized as a result of direct payment of
   principal by lessee to bank                               $17,618   $12,049

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six-months ended June 30, 2006 and 2005 was net proceeds from the sale of equipment of $11,000 and $80,000, respectively.

For the six month period ended June 30, 2006, the Partnership used cash flows from operating activities of approximately $13,000 which includes a net loss of approximately $4,000 and depreciation and amortization expenses of approximately $10,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $18,000.

As of June 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $3,000 for the balance of the year ending December 31, 2006. At June 30, 2006, there was no outstanding debt.

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2006 and December 31, 2005 was approximately $48,000 and $785,000, respectively, which is included in the Partnership's fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $115,000 and $1,536,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at June 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods as well.

CHANGES IN NET ASSETS IN LIQUIDATION FOR THE QUARTER ENDED JUNE 30, 2006

In presenting our Statement of Net Assets in Liquidation at June 30, 2006, for the quarter ended June 30, 2006, we recorded a $3,600 increase to net assets. This increase represents the present value of future minimum lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the General Partner's disclosure controls and procedures as of June 30, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the General Partner's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

               N/A

     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

               N/A

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

               N/A

     Item 5.   OTHER INFORMATION.

               N/A

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits:

                    31.1   THE RULE 15D-14(A)
                    31.2   THE RULE 15D-14(A)
                    32.1   SECTION 1350 CERTIFICATION OF CEO
                    32.2   SECTION 1350 CERTIFICATION OF CFO

               b)   Reports on Form 8-K

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND II issued an 8-K statement to the SEC. Items reported in this statement consisted of the following: George
S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006:
Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

Also included in the April 24, 2006 8-K statement were changes among the Board of Directors as follows: Effective as of April 18, 2006, Jay M. Dugan, Katrina
M. Mason and Lynn A. Franceschina have joined Ms. Springsteen and Mr. Abbott on the Board of Directors of CCC and CIGF, Inc. Ms. Springsteen has been appointed as the Chairman of the Board of Directors and Katrina M. Mason, 33, has been appointed President of CCSC, effective as of the date hereof.

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


August 14, 2006                         By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                        Kimberly A. Springsteen
                                        Chief Executive Officer