Form 10-Q
period 2006-09-30
COMMONWEALTH INCOME & GROWTH FUND II
filed 2006-11-14
CIK 938322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-89476

COMMONWEALTH INCOME & GROWTH FUND II

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2795120 (I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200

2 Christy Drive

Chadds Ford, PA 19317

(Address, including zip code, of principal executive offices)

(610) 594-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO

FORM 10-Q

September 30, 2006

Back to Contents

Commonwealth Income & Growth Fund II, L.P.

Statement of Net Assets in Liquidation (Liquidation Basis)

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Cash and cash equivalents	$12,172	$3,841
Lease income receivable, net of reserves of $0 as of September 30, 2006 and December 31, 2005, respectively	10,937	13,239
Net investment in direct financing lease	—	16,931
Other receivables – Affiliated limited partnerships	17,767	12,782
Other receivables – Commonwealth Capital Corp.	—	6,204
Prepaid Expenses	2,202	25

	43,078	56,022

Computer equipment, at cost	943,947	1,890,243
Accumulated depreciation	(936,389)	(1,865,405)

	7,558	24,838

Equipment acquisition costs and deferred expenses, net	164	409

Total Assets	$50,800	$81,269

Liabilities and Net Assets
Liabilities
Accounts payable	$8,877	$21,499
Accounts payable – Commonwealth Capital Corp.	2,740	—
Accounts payable - General Partner	29,703	27,531
Unearned lease income	9,480	—
Notes payable	—	32,239

Total Liabilities	50,800	81,269

Net Assets in liquidation	$—	$—

Net Assets in liquidation per equivalent limited partnership unit	—	—

Weighted average number of equivalent limited partnership units outstanding during the year	460,067	460,067

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund II, L.P.

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006	Three Months Ended September 30 2005	Six Months Ended September 30 2005

	(unaudited)		(unaudited)
Net Assets in liquidation – beginning	$—	$—	$—	$(34,651)
Lease income	9,517	36,559	11,948	32,741
Interest and other	1,527	1,527	—	193
Gain on sale of computer equipment	7,566	13,734	—	31,771
Operating, excluding depreciation	(4,577)	(25,671)	(28,347)	(78,683)
Equipment management fee	(363)	(1,535)	(617)	(2,911)
Interest	—	(569)	(879)	(2,032)
Depreciation and amortization	(1,954)	(12,329)	(88,137)	(180,105)
Loss on sale of computer equipment	—	—	(521)	(521)
Distributions to Investors	(15,000)	(15,000)	(57,508)	(103,694)
Contributions from CCC	—	—	131,764	131,764
Forgiveness from CCC	3,284	3,284	—	—
Changes in estimated liquidation values of assets and liabilities	—	—	32,297	206,128

Net Assets in liquidation – ending	$—	$—	$—	$—

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund II, L.P.

Condensed Statement of Operations

Three Months Ended March 31, 2005

(unaudited)

Income
Lease income	$28,792

Total Income	28,792

Expenses
Operating, excluding depreciation	83,491
Equipment management fee - General Partner	300
Interest	2,093
Depreciation	109,294
Amortization of equipment acquisition costs and deferred expenses	1,473
Loss on sale of computer equipment	5,618

Total expenses	202,269

Net (loss)	$(173,477)

Net (loss) allocated to limited partners	(173,477)

Net (loss) per equivalent limited partnership unit	$(0.38)

Weighted Average number of equivalent limited partnership units outstanding during the period	460,067

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund II, L.P.

Condensed Statements of Cash Flow

For the Three Months Ended March 31, 2005

2005 (unaudited)

Net cash used in operating activities	$(5,421)
Investing activities:
Net proceeds from the sale of computer equipment	13,249

Net cash provided by investing activities	13,249

Financing activities:
Other receivables – Commonwealth Capital Corp.	3,317

Net cash provided by financing activities	3,317

Net increase in cash and cash equivalents	11,145
Cash and cash equivalents, beginning of period	1,085

Cash and cash equivalents, end of period	$12,230

see accompanying notes to condensed financial statements

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business

Commonwealth Income & Growth Fund II (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. The Partnership began liquidation effective April 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.The Partnership began liquidation effective April 1, 2005. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all releva nt factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

As a result of the General Partner’s approval of the plan of liquidation, we changed our basis of accounting to the liquidation basis effective as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. There are substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded.

In presenting our Statement of Net Assets in liquidation at September 30, 2006, for the quarter ended September 30, 2006, we recorded a $2,262 increase to net assets. This increase represents the present value of future minimum lease payments.

The financial information presented as of any date other than December 31, 2005 has been prepared from the books and records without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005.

Back to Contents

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of September 30, 2006.

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

Back to Contents

3.	Net Investment in Direct Financing Leases	The following lists the components of the net investment in direct financing leases as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Minimum lease payments receivable	$—	$32,808
Less: Unearned revenue	—	15,877

Net investment in direct financing leases	$—	$16,931

4.	Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 12 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

Through September 30, 2006, the Partnership’s leasing operations consist substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine months ended September 30, 2006 and 2005, remarketing fees were paid in the amounts of $700 and $17,000, respectively.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2006 and December 31, 2005 was approximately $48,000 and $785,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $115,000 and $1,536,000, respectively. The Partnership had no outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005. The Partnership also had no total outstanding debt at September 30, 2006 and December 31, 2005 related to the shared equipment.

Back to Contents

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2006:

Amount

Three Months ended December 31, 2006	$1,357
Year Ended December 31, 2007	905

$2,262

5.	Related Party Transactions

Receivables/Payables

As of September 30, 2006, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2006 and 2005, the Partnership recorded $12,000 and $100,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. There were no equipment acquisition fees earned by the General Partner during the nine months ended September 30, 2006 and 2005.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 2% of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2006 and 2005, equipment management fees of approximately $1,000 and $3,000, respectively, were earned by the General Partner.

Back to Contents

6.	Notes Payable

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) 3% of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2006 and 2005, equipment liquidation fees of approximately $600 and $2,000, respectively, were earned by the General Partner.

Notes payable consisted of the following:

	September 30, 2006	December 31, 2005

Installment notes payable to banks, interest ranging from 5.0% to 6.50%: due in monthly installments ranging from $507 to $1,736, including interest, with final payment made June 2006. All obligations have been satisfied.	$—	$32,239

Notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.
7.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$—	$15,082

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Back to Contents

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the General Partner’s approval of the plan of dissolution, we changed our basis of accounting to the liquidation basis as of April 1, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets are stated at their estimated net realizable cash value and liabilities are stated at their anticipated settlement amounts. Particular items of equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of partnership equipment should be sold will be made by the General Partner after consideration of all relevant factors (including prevailing economic conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.

Liquidity and Capital Resources

The Partnership’s primary sources of capital for the three months ended March 31, 2005 were net proceeds received from sale of equipment totaling approximately $13,000 and the repayment of receivables from CCC of approximately $3,000. The primary uses of cash for the three months ended March 31, 2005 were for cash used in operations of approximately $5,000.

For the three month period ended March 31, 2005 the Partnership used cash flows from operating activities of approximately $5,000. This includes a net loss of approximately $173,000 and depreciation and amortization expenses of approximately $111,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $6,000.

As of September 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $1,300 for the balance of the year ending December 31, 2006 and $900 thereafter. At September 30, 2006, there was no outstanding debt.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2006 and December 31, 2005 was approximately $48,000 and $785,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $115,000 and $1,536,000, respectively. The Partnership had no outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005. The partnership also had no total outstanding debt at September 30, 2006 and December 31, 2005 related to the shared equipment.

Changes in Net Assets in Liquidation for the quarter ended September 30, 2006

In presenting our Statement of Net Assets in Liquidation at September 30, 2006, for the quarter ended September 30, 2006, we recorded a $2,262 increase to net assets. This increase represents the present value of future minimum lease payments.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Chief Executive Officer and Financial Officer of the General Partner has conducted a review of the General Partner’s disclosure controls and procedures as of September 30, 2006.

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the General Partner’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner’s Chief Executive Officer and Financial Officer has concluded that the Partnership’s disclosure controls (as defined pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II: OTHER INFORMATION

Commonwealth Income & Growth Fund II

Item 1.	Legal Proceedings.

N/A

Item 1 A.	Risk Factors

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

Back to Contents

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

N/A

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND II
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 14, 2006	By: /s/ Kimberly A. Springsteen

Date	Kimberly A. Springsteen Chief Executive Officer