Form 10-K
period 2006-12-31
COMMONWEALTH INCOME & GROWTH FUND II
filed 2007-04-02
CIK 938322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 33-89476
COMMONWEALTH INCOME & GROWTH FUND II
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2795120
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
Brandywine One, Suite 200
2 Christy Drive, Chadds Ford PA 19317
(Address, including zip code, of principal executive offices)
(610) 594-9600
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class to	Name of exchange on
be so registered	which each class
is to be registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES ☐ NO ☑
      Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐ NO ☑
      Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES ☑ NO ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐ NO ☑
      Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

FORM 10-K
DECEMBER 31, 2006

PART I
ITEM 1: BUSINESS
GENERAL
Commonwealth Income & Growth Fund II, (the Partnership) a Pennsylvania limited partnership, has been fully liquidated as of December 31, 2006. Liquidation began on April 1, 2005 and final distributions were sent to limited partners on December 29, 2006. The partnership has no remaining leases and is no longer conducting business as of December 31, 2006.
Commonwealth Income & Growth Fund II was formed on January 13, 1995, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership (“Units”) to the public on May 12, 1995 (the “Offerings”). On September 22, 1995, the escrow agent released $2,521,380 in subscriptions from investors and 126,118 Units were admitted as Limited Partners of the Partnership. The Partnership terminated its offering of Units on May 12, 1997, with 461,817 Units ($9,235,185) admitted as Limited Partners of the Partnership.
See “The Glossary” below for the definition of capitalized terms not otherwise defined in the text of this report.
PRINCIPAL INVESTMENT OBJECTIVES
The Partnership was formed for the purpose of acquiring various types of Equipment, including computer information technology (I.T.) and other similar capital equipment. The Partnership utilized the net proceeds of the Offering to purchase IBM and IBM compatible computer I.T. and other similar capital equipment. The Partnership utilized Retained Proceeds and debt financing (not exceeding 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt was incurred) to purchase additional Equipment. The Partnership acquired and leased equipment principally to U.S. corporations and other institutions pursuant to Operating Leases.
TYPES OF EQUIPMENT
Computer Information Technology Equipment. Computer information technology (I.T.) equipment consists of devices used to convey information into and out of a central processing unit (or “mainframe”) of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.
Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer I.T. equipment has not been retired from service, because software is generally interchangeable between older and newer equipment and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically, values of I.T. equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing I.T. equipment. Computer I.T. equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer I.T. equipment from the prices at which they were originally introduced.

DESCRIPTION OF LEASES
The Partnership was fully liquidated at December 31, 2006. The Partnership purchased only Equipment that was subject to a lease or for which a lease or similar agreement was entered into contemporaneously with the consummation of the Partnership’s acquisition of the Equipment. The General Partner leased most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancelable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment also was leased pursuant to Capital Leases. Capital Leases are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment.
In general, the terms of the Partnership’s leases were based upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating, Capital Lease or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.
The Partnership’s policy was to enter into “triple net leases” (or the equivalent, in the case of a Conditional Sales Contract) which typically provided that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. As of December 31, 2006, all leases that had been entered into were “triple net leases”.
Remarketing fees have been paid to the leasing companies from which the Partnership purchased leases. These are fees that were earned by the leasing companies when the initial terms of the lease had been met.
LIQUIDATION POLICIES
The Partnership entered liquidation and began disposing of its Equipment in April 2005. The Partnership sold all of its assets by December 29, 2006. Leases in place in April 2005 were allowed to run through maturity and expire. At December 31, 2006, fourteen leases were transferred to Commonwealth Capital Corporation (CCC). No leases were written off prior to the transfer to CCC and nine leases were sold during 2006 with a net book value at the time of sale of $5,000. The Partnership was fully liquidated at December 31, 2006.
MANAGEMENT OF EQUIPMENT
Equipment management services for the Partnership’s Equipment had been provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services consisted of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they were properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

GENERAL RESTRICTIONS
    Under the Partnership Agreement, the Partnership was not permitted, among other things, to:
(a)	invest in junior trust deeds unless received in connection with the sale of an item of Equipment in an aggregate amount which did not exceed 30% of the assets of the Partnership on the date of the investment;

(b)	invest in or underwrite the securities of other issuers;

(c)	acquire any Equipment for Units;

(d)	issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of Equipment or the Partnership’s business was not deemed to be the issuance of senior securities);

(e)	make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

(f)	sell or lease any Equipment to, lease any Equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its Affiliates; or

(g)	give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership’s Equipment.
The General Partner also used its best efforts to assure that the Partnership had not at any time been deemed an “investment company” as such term is detained in the Investment Company Act of 1940.
EMPLOYEES
The Partnership had no employees in 2006 and received administrative and other services from a related party, Commonwealth Capital Corp. (CCC), which had 68 employees as of December 31, 2006. Because the Partnership was in liquidation services were provided by CCC without charge during the year 2006
ITEM 1A. RISK FACTORS
As of December 31, 2006, the Partnership had been fully liquidated. Therefore, there are no longer any risks relevant to the purchase, sale or continued investment in the partnership units.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NOT APPLICABLE
ITEM 2: PROPERTIES
NOT APPLICABLE
ITEM 3: LEGAL PROCEEDINGS
NOT APPLICABLE
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NOT APPLICABLE
PART II
ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Units. As of the final distribution date of December 29, 2006, there were 551 holders of Units. The Units were not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there were substantial restrictions on the transferability of Units.
GENERAL LIMITATIONS
Due to the liquidation of the partnership, no units remain outstanding and therefore no further transfers of units will be made.
ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS
Cash distributions, were made quarterly on March 31, June 30, September 30 and December 31, of each year. Distributions were made 99% to the Limited Partners and one percent to the General Partner. Because the Limited Partners did not receive an amount equal to their Capital Contributions plus the Priority Return, thereafter, cash distributions did not increase to 90% to Limited Partners and 10% to the General Partner as provided in the Partnership Agreement. Distributions made in connection with the liquidation of the Partnership or a Partner’s Units were made in accordance with the Partner’s positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.
The Priority Return was calculated on the Limited Partners’ Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions were initially equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceeded the Priority Return, the excess reduced the Adjusted Capital Contributions, decreasing the base on which the Priority Return was calculated.
Generally, the General Partner was allocated Net Profits equal to its cash distributions (but not less than one percent of Net Profits) and the balance was allocated to the Limited Partners. Net Profits arising from transactions in connection with the termination or liquidation of the Partnership were allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his Capital Account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the Operating Distributions to the Partners over the aggregate Capital Accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining Net Profits, to the Partners in the same proportions as if the distributions were Operating Distributions. Net Losses were in all cases allocated 99% to the Limited Partners and one percent to the General Partner.
Net Profits and Net Losses were computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner was required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner had only a limited deficit restoration obligation under the Partnership Agreement.
Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2006, 2005 and 2004.

Quarter Ended	2006	2005	2004

March 31	$0	$0	$114,286
June 30	0	45,725	114,285
September 30	14,850	56,933	114,285
December 31	9,900	56,831	56,925

	$24,750	$159,489	$399,781

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS
Cash Available for Distribution, which is allocable to the Limited Partners, was apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.
After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners was apportioned among them in accordance with the number of Units owned by each. A different convention was utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners were apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owned such Units during the period bears to the sum of such products for all Limited Partners.
In addition, where a Limited Partner transferred Units during a taxable year, the Limited Partner was allocated Net Profits for a period for which such Limited Partner did not receive a corresponding cash distribution.
ITEM 6: SELECTED FINANCIAL DATA
The following table sets forth, in summary form, selected financial data for the Partnership as of December 31, 2006 and 2005 and for the period ended March 31, 2005 and as of and for each of the three years ending December 31, 2004. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included herein. As described in Note 2 of the accompanying financial statements, the Partnership adopted the liquidation basis of accounting effective April 1, 2005. Information presented at December 31, 2006 follows this basis of accounting. The information for the period ended March 31, 2005 and for each of the three prior years follows the going-concern basis of accounting.

		YEARS ENDED DECEMBER 31,
	Period ended
Statements of Operations Data:	March 31, 2005	2004	2003	2002
Lease Income	$28,792	$697,530	$1,515,990	$2,711,579
Net (Loss) Income	(173,477)	(541,798)	129,629	(251,242)
Cash Distributions	—	403,419	577,200	519,480
Net (Loss) Income allocated to Limited Partners	(173,477)	(545,836)	123,857	(256,436)
Net Income (Loss) per Limited Partner Unit	(0.38)	(1.18)	0.28	(0.55)
Cash Distribution per Limited Partner Unit	—	0.87	1.24	1.12

		AS OF DECEMBER 31,
	Period ended March
Other Data:	31, 2005	2004	2003	2002
Net cash (used in) provided by operating activities	$(5,421)	$(102,527)	$61,782	$480,314
Net cash provided by (used in) investing activities	13,249	239,177	406,933	13,199
Net cash provided by (used in) financing activities	3,317	(173,323)	(464,318)	(474,577)

		AS OF DECEMBER 31,
	2006	2005	2004	2003	2002
Total Assets	$—	$81,269	$522,871	$1,992,457	$3,592,482
Notes Payable	—	32,239	115,967	728,365	1,780,299
Partners’ Capital	—	—	138,826	1,084,443	1,532,014
Net Assets in Liquidation	$—	$—	N/A	N/A	N/A
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
ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On January 5, 2007, Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership, issued a Form 8-K with the SEC, announcing that the Partnership had been fully liquidated as of December 31, 2006. The Partnership began liquidation effective April 1, 2005. The partnership was no longer conducting business at December 31, 2006. Final distributions were sent to limited partners on December 29, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Partnership’s discussion and analysis of its financial condition and results of operations were based upon its financial statements which were prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required the Partnership to make estimates and judgments that affected the reported amounts of assets, liabilities, revenues and expenses. The Partnership based its estimates on historical experience and on various other assumptions that were believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying values of assets and liabilities that were not readily apparent from other sources. Actual results have differed from these estimates under different assumptions or conditions.
The Partnership believed that its critical accounting policies affected its more significant judgments and estimates used in the preparation of its financial statements.

NET ASSETS IN LIQUIDATION
As a result of the General Partner’s approval of the plan of liquidation as of April 1, 2005, we changed our basis of accounting to the liquidation basis effective on such date. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets is reasonably determinable. Under the liquidation basis of accounting, assets were stated at their estimated net realizable cash value and liabilities were stated at their anticipated settlement amounts. There have been substantial risks and uncertainties associated with carrying out the liquidation of the Partnership. The valuations presented in the accompanying Statement of Net Assets in Liquidation represented estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the liquidation. The actual costs and values differed from the amounts shown herein.
REVENUE RECOGNITION
Through December 31, 2006, the Partnership’s leasing operations consisted substantially of operating leases and seven direct financing leases. Operating lease revenue was recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements was amortized to revenue over the lease term.
The Partnership reviewed a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.
LONG-LIVED ASSETS
The Partnership evaluated its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determined whether impairment existed by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment was determined based on the difference between the carrying value and the fair value of the asset. Fair value was determined based on estimated discounted cash flows to be generated by the asset.
Depreciation on computer equipment for financial statement purposes was based on the straight-line method over estimated useful lives of four years.
REIMBURSABLE EXPENSES
Reimbursable expenses, which were charged to the Partnership by CCC in connection with the administration and operation of the Partnership, were allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.
LIQUIDITY AND CAPITAL RESOURCES
The Partnership was fully liquidated at December 31, 2006.
For the period ended March 31, 2005, the Partnership used cash flow from operating activities of $5,000, which includes a net loss of $173,000 and depreciation and amortization expenses of $111,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $6,000.
The Partnership’s primary source of capital for the period ended March 31, 2005 was proceeds from the sale of computer equipment of $13,000. The Partnership’s primary source of capital for the year ended December 31, 2004 was from repayment of $231,000 made by CCC for the outstanding note, and proceeds from the sale of computer equipment of $244,000. The primary uses of cash for the year ended December 31, 2004, were for capital expenditures for new equipment totaling $4,000, payment of acquisition fees of $1,000 and the payment of preferred distributions to partners totaling $404,000.
The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses. As of December 31, 2005, the Partnership had future minimum rentals on non-cancelable capital leases of $7,000 for the year ended 2006. At December 31, 2005, the outstanding debt was $32,000, with interest rates ranging from 5.95% to 6.5% and was payable through June 2006.
CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $840,000 and $1,306,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2005 and 2004 was approximately $1,536,000 and $2,249,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $0 and $700, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.
RESULTS OF OPERATIONS
For the period ended March 31, 2005, the Partnership recognized income of approximately $29,000 and expenses of approximately $202,000, resulting in a net loss of approximately $173,000. In 2004, the Partnership recognized income of $742,000 and expenses of $1,284,000, resulting in net loss of $542,000 for the year ended December 31, 2004.
Lease income decreased to $29,000 for the period ended March 31, 2005, down from $698,000 in 2004 primarily due to the fact that more lease agreements terminated than new lease agreements were entered into every year since 2001.
The Partnership sold computer equipment with a net book value of approximately $19,000 for the period ended March 31, 2005, for a net loss of approximately $6,000. The Partnership sold computer equipment during the year ended December 31, 2004 with a net book value of $298,000 for a net loss of $54,000 in 2004 .
Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, for administration and operation of the Partnership. These expenses decreased by 79% to $83,000 for the period ended March 31, 2005, down from $398,000 during the year ended December 31, 2004. The decrease in operating expenses from 2004 to 2005 is consistent with the liquidation activities and the expiration and sale of leases at end of term.
The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating and capital leases. The equipment management fee decreased 99% to $300 during the period ended March 31, 2005, down from $36,000 during the year ended December 31, 2004, which is consistent with the change in lease income.
Depreciation and amortization expenses consist of depreciation on computer equipment, equipment acquisition fees and debt placement fees. The decrease of 86% to $110,000, during the period ended March 31, 2005, down from $770,000 during the year ended December 31, 2004, is attributable to the decrease in the computer equipment portfolio being leased.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no adjustment was necessary for the period ended March 31, 2005. In 2004 the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $40,000, in the fourth quarter of 2004 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.
NET INCOME / LOSS
Net loss for the period ended March 31, 2005 decreased to $173,000 in 2005 from net loss of $542,000 in 2004.
The changes in net income (loss) were attributable to the changes in revenues and expenses as discussed above.
COMMITMENTS AND CONTINGENCIES
Contractual Cash Obligations
The following table presents our contractual cash obligations as of December 31, 2005:
Payments due by period

	Total	2005

Installment notes payable due 2006:
Principal	$32,239	$32,239
Interest	567	567

Total	$32,806	$32,806

The Partnership had no obligations due at December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. The SEC staff believes that both a balance sheet and an income statement approach should be employed by the registrant to quantify errors and evaluate if either approach results in quantifying a material misstatement. The effective date for SAB 108 is the first annual period ending after November 15, 2006. This bulletin was implemented by the Partnership for the year ending December 31, 2006 and did not have an impact on the financial statements.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Partnership was fully liquidated at December 31, 2006.
ITEM 8: FINANCIAL STATEMENTS
Our financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and the report thereon of Asher and Company, Ltd. are included in this annual report.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING         AND FINANCIAL DISCLOSURE
NOT APPLICABLE.
ITEM 9A: CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2006, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by us and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.
ITEM 9B: OTHER INFORMATION
NOT APPLICABLE
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
GENERAL
The Partnership does not have any Directors or executive officers.
The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.
The directors and officers of the General Partner and key employees of CCC as of December 31, 2006 were as follows:

NAME	TITLE

Kimberly A. Springsteen	Chairman of the Board, Chief Executive Officer, Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	President of CCC & CIGF, Inc. Director of CCC, CCSC & CIGF,Inc.

Katrina M. Mason	President of CCSC, Due Diligence Officer, Director of CCC, CCSC & CIGF, Inc.

Lynn A. Franceschina	Executive Vice President, Director of CCC, CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President & Chief Technology Officer of CCC, CCSC & CIGF, Inc. and Director of CCC

Peter Daley	Independent Director of CCC

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF Inc.

James Green	Vice President & Portfolio Manager of CCC & CIGF, Inc.

James Pruett	Vice President & Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Vice President & Broker Services Manager of CCC, CCSC & CIGF, Inc.

Donna Abbott	Vice President & Investor Services Manager of CCC, CCSC & CIGF, Inc.
Kimberly A. Springsteen, age 47, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the general partner). Ms. Springsteen is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen oversees all CCC operations, as well as CCSC SEC/NASD compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of Alternative Investments. Ms. Springsteen is the sole shareholder of Commonwealth Capital Corp. and subsidiaries. Since 1997, Ms. Springsteen has served as Executive Vice President, COO and was elected to the Board of Directors of the parent corporation. In 1997, Ms. Springsteen founded its broker/dealer arm (Commonwealth Capital Securities Corp.). She was appointed President, COO and Compliance Director of the broker/dealer and elected to its Board of Directors. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen holds her Series 7, 63 and 39 NASD licenses. She is a member of the Equipment Leasing Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and serves on the Board of Trustees for the Investment Program Association.
Henry J. Abbott, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as President of CCC and CIGF, Inc and as a Director of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior

to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his NASD Series 7, 64 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.
Katrina M. Mason, age 34, joined Commonwealth in 2002 and serves as President and Director of CCSC. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.
Lynn A. Franceschina, age 35, joined Commonwealth in 2001 and serves as Executive Vice President and Director of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina holds her NASD series 22 license. Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.
Jay Dugan, age 58, joined Commonwealth in 2002 and serves as Executive Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.
Peter Daley, age 67, joined Commonwealth in 2006 as an independent director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.
Richard G. Devlin III, age 35, joined Commonwealth in October 2006 and serves as Vice President and General Counsel. Mr. Devlin is responsible for all Blue Sky activities, NASD and SEC registrations, legal opinions for our funds, syndication, and general legal matters. Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel. Also, as part of Reed Smith’s Securitization Practice Group, Mr. Devlin managed a team of professionals in a high volume commercial loan servicing practice. Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations. Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans. In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University. Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania. Mr. Devlin has also advised MBA students at Drexel University as a judge of the 2006 Business Plan Competition at the Baiada Center for Entrepreneurship at Drexel’s LeBow College of Business, and was a recipient of the 2006 MS Leadership Award from the National Multiple Sclerosis Society.
Edmond J. Enderle, age 58, joined Commonwealth in 2006 and serves as Vice President and Controller. Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication. Mr. Enderle also functions as the Audit Liaison. Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia. This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting. Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation
James Green, age 31, joined Commonwealth in 2005 and serves as Vice President and Portfolio Manager of CCC and CIGF, Inc. Mr. Green is responsible for lease acquisitions, lease contract administration, portfolio analysis, and the sale of off-lease equipment. Previously Mr. Green was employed at GATX Technology Services from 2001-2004. GATX was one of the largest independent IT Leasing Lessors in the country, and Mr. Green was responsible for pricing and structuring of all PC/Client Server, Datacom and Telecom leases, approximately $200 Million annually. Mr. Green was also responsible for the management of an acquired banking machine portfolio, lease workouts, and contributing to GATX’s initial Sarbanes Oxley compliance testing. Mr. Green attended the University of Michigan and Northeastern University. Mr. Green holds his NASD Series 22, 63 and 39 Licenses, is a member of the Equipment Leasing Association, and has completed their Advanced Principals of Leasing training.

James Pruett, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22, 63 and 39 Licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.
Mark Hershenson, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer for MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master’s level coursework in Financial Planning through American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.
Donnamarie D. Abbott, age 47, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.
The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.
The Partnership has no audit committee financial expert, as defined in item 401 of Regulation S-K (17 CFR § 229.401) under the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security (as defined by 17 CFR § 240.10A-3); therefore, no audit committee financial expert is required.
CODE OF ETHICS
In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership’s limited business activities.
ITEM 11: EXECUTIVE COMPENSATION
The Partnership does not have any Directors or Executive Officers.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     NONE
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The following table summarizes the types, amounts and recipients of compensation paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees may have been paid regardless of the success or profitability of the Partnership’s operations and investments. While such compensation and fees were established by the General Partner and are not based on arm’s-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

	TYPE OF COMPENSATION	AMOUNT	AMOUNT	AMOUNT
ENTITY RECEIVING	OPERATIONAL AND SALE	INCURRED	INCURRED	INCURRED
COMPENSATION	OR LIQUIDATION STAGES	DURING 2006	DURING 2005	DURING 2004
The General Partner and its Affiliates	Reimbursable Expenses. The General and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. The amounts set forth on this table do not include expenses incurred in the offering of Units.	$0	$105,000	$331,000

The General Partner	Equipment Acquisition Fee. An Equipment Acquisition Fee of four percent of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. The fee was paid upon each closing of the Offering with respect to the Equipment purchased by the Partnership, with the net proceeds of the Offering available for investment in Equipment. If the Partnership acquires Equipment in an amount exceeding the net proceeds of the Offering available for investment in Equipment, the fee will be paid when such Equipment is acquired.	$0	$0	$1,000

The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) five percent of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases.	$1,600	$3,800	$36,000

The General Partner	Partnership Income and Distributions. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Priority Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$0	$0	$4,038
GLOSSARY
The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.
“Acquisition Expenses” means expenses relating to the prospective selection and acquisition of or investment in Equipment, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses and miscellaneous expenses.
“Acquisition Fee” means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee, any commission, selection fee, construction supervision fee, finance fee, non-recurring management fee of a similar nature, however designated.

“Adjusted Capital Contributions” means Capital Contributions of the Limited Partners reduced to not less than zero by any cash distribution received by the Limited Partners pursuant to Sections 4.1 or 8.1 of the Partnership Agreement, to the extent such distributions exceed any unpaid Cumulative Return as of the date such distributions were made.
“Affiliate” means, when used with reference to a specified Person, (i) any Person that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person which the specified Person is an executive officer of partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.
“Capital Account” means the separate account established for each Partner pursuant to Section 4.1.
“Capital Contributions” means, in the case of the General partner, the total amount of money contributed to the Partnership by the General Partner, and, in the case of the Limited Partners, $20 for each Unit or where the context requires, the total Capital Contributions of all the Partners.
“Capital Leases” are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment.
“Cash Available for Distribution” means Cash Flow plus net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.
“Cash Flow” for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or other revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.
“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statues.
“Competitive Equipment Sale Commission” means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment that is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.
“Conditional Sales Contract” means an agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

“Cumulative Return” means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.
“Equipment” means each item of and all of the computer I.T. and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.
“Full Payout Net Lease” means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancellable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.
“General Partner” means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.
“Gross Lease Revenues” means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.
“IRA” means an Individual Retirement Arrangement as described in Section 408 of the Code.
“IRS” means the Internal Revenue Service.
“Limited Partner” means a Person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.
“Net Disposition Proceeds” means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.
“Net Lease” means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance, taxes and insuring of the Equipment, so that the non-cancelable rental payments under the lease are absolutely net to the lessor.
“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period or subsequent to an interim closing of the Partnership’s books with the following adjustments: (i) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income of shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations Section 1.704-1(b) (2) (iv) (I) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1 (b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1 (b) (2) (iv) (g). The terms “Net Profit” or “Net Losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

“Offering” means the initial public offering of the Units in the Partnership..
“Operating Distributions” means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.
“Operating Lease” means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.
“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequently offering and distributing it to the public, including Underwriting Commissions, listing fees and advertising expenses except advertising expenses related to the leasing of the Program’s Equipment.
“Partners” means any one or more of the General Partner and the Limited Partners.
“Partnership” means Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership.
“Person” means an individual, partnership, joint venture, corporation, trust, estate or other entity.
“Proceeds” means proceeds from the sale of the Units.
“Program” means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.
“Purchase Price” means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by or on behalf of the Partnership in connection with its purchase of the Equipment, and (iv) the amount of the Equipment Acquisition Fee and any other Acquisition Fees, but excluding points and prepaid interest.
“Term Debt” means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.
“Underwriting Commissions” mean selling commissions and dealer-manager fees paid to broker-dealers by the Partnership in connection with the offer and sale of Units.
“Unit” means a limited partnership interest in the Partnership.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDIT FEES
The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the Partnership’s independent registered public account firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $7,000 and $32,000, respectively.
AUDIT-RELATED FEES
The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the Partnership’s independent registered public account firm that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

TAX FEES
The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the Partnership’s independent registered public account firm for tax compliance, tax advice and tax planning were $0 and $0, respectively.
ALL OTHER FEES
The aggregate fees billed in the fiscal years ended December 31, 2006 and 2005 for products and services provided by the Partnership’s independent registered public account firm, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.
PRE-APPROVAL POLICIES AND PROCEDURES
All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public account firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. on an annual basis and on individual engagements if minimum thresholds are exceeded.
The percentage of audit-related, tax and other services that were approved by the board of directors was zero as no such fees were paid.
PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
(a) (1) Financial Statements

(a) (2) Schedules.

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a)(3)	Exhibits.

* 3.1 Certificate of Limited Partnership **3.2 Agreement of Limited Partnership

* Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 33-89476)

(b)	Reports on Form 8-K
On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND II filed a Form 8-K statement with the SEC. Items reported in this statement consisted of the following: George S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner’s parent company, Commonwealth Capital Corp. (“CCC”), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006: Mr. Springsteen’s spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.
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
On January 5, 2007 COMMONWEALTH INCOME & GROWTH FUND II filed a Form 8-K statement with the SEC. Items reported in this statement consisted of the following: The Partnership has been fully liquidated as of December 31, 2006. Liquidation began on July 1, 2005 and final distributions were sent to limited partners on December 29, 2006.
(c)	Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 2, 2007 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND II

	By:	COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

By:	/s/ Kimberly A. Springsteen

Kimberly A. Springsteen, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2007..

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen Kimberly A. Springsteen	Chairman, Chief Executive Officer, Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott Henry J. Abbott	Director, President, Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund II
Years Ended December 31, 2006, 2005 and 2004

Commonwealth Income
& Growth Fund II
Financial Statements
Years Ended December 31, 2006, 2005 and 2004

Commonwealth Income & Growth Fund II

Report of Independent Registered Public Accounting Firm
The Partners
Commonwealth Income & Growth Fund II
Chadds Ford, Pennsylvania
     We have audited the statements of net assets in liquidation of Commonwealth Income & Growth Fund II (“Partnership”) as of December 31, 2006 and 2005, and the related statements of changes in net assets in liquidation for the year ending December 31, 2006 and for the period from April 1, 2005 to December 31, 2005. In addition, we have audited the statements of operations, Partners’ capital and cash flows for the period from January 1, 2005 to March 30, 2005 and the year ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As more fully described in Note 2, the Partnership has been fully liquidated. The Partnership changed its basis of accounting for periods subsequent to March 30, 2005 from the going-concern basis to the liquidation basis.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Commonwealth Income & Growth Fund I as of December 31, 2006 and 2005 and the changes in its net assets in liquidation for the year ended December 31, 2006 and the period from April 1, 2005 to December 31, 2005, and the results of its operations and cash flows for the period from January 1, 2005 to March 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.
/s/ ASHER & COMPANY, Ltd.
Philadelphia, Pennsylvania
April 2, 2007

Commonwealth Income & Growth Fund II
Statement of Net Assets in Liquidation

December 31,	2006	2005

Assets

Cash and cash equivalents	$—	$3,841
Lease income receivable, net of reserves of $0 as of December 31, 2005	—	13,239
Net investment in direct financing lease	—	16,931
Other receivables – Affiliated limited partnerships	—	12,782
Other receivables — Commonwealth Capital Corp.	—	6,204
Prepaid expenses		25

	—	56,022

Computer equipment, at cost	—	1,890,243
Accumulated depreciation	—	(1,865,405)

		24,838

Equipment acquisition costs and deferred expenses, net	—	409

Total Assets	$—	$81,269

Liabilities and Net Assets

Liabilities
Accounts payable	$—	$21,499
Accounts payable — General Partner	—	27,531
Notes payable	—	32,239

Total Liabilities		81,269

Net Assets in liquidation	$—	$—

Net Assets in liquidation per equivalent limited partnership unit	$—	$—

Weighted average number of equivalent limited partnership units outstanding during the year		460,067

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund II
Statement of changes in Net Assets in Liquidation

		April 1,2005 to
	December 31,	December 31,
	2006	2005

Net Assets in liquidation – beginning	$—	$(34,651)

Lease income	32,054	52,626
Interest and other	1,540	(407)
Gain on sale of computer equipment	13,734	37,640

Operating, excluding depreciation	(32,632)	(94,865)
Equipment management fee – General Partner	(1,603)	(3,531)
Interest	(569)	(2,675)
Depreciation and amortization	(14,284)	(209,899)

Distributions to Investors	(25,000)	(161,099)
Contributions from CCC	26,760	416,861

Changes in estimated liquidation values of assets and liabilities	—	34,651

Net Assets in liquidation – ending	$—	$—

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund II
Statements of Operations

	Period ended	Year ended
	March 31,	December 31,
	2005	2004

Income
Lease	$28,792	$697,530
Interest and other	—	44,781
	—
Gain on sale of equipment		—

Total income	28,792	742,311

Expenses
Operating, excluding depreciation	83,491	398,197
Equipment management fee, General Partner	300	36,016
Depreciation	109,294	728,595
Amortization of equipment acquisition costs and deferred expenses	1,473	41,321
Interest	2,093	26,255
Loss on sale of equipment	5,618	53,725

Total expenses	202,269	1,284,109

Net (loss) income	$(173,477)	$(541,798)

Net (loss) income per equivalent limited partnership unit	$(0.38)	$(1.18)

Weighted average number of equivalent limited partnership units outstanding during the period	460,067	460,067

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund II
Statements of Partners’ Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2004	50	460,067	$1,000	$1,083,443	$1,084,443

Net income (loss)	—	—	4,038	(545,836)	(541,798)
Distributions	—	—	(4,038)	(399,781)	(403,819)

Balance, December 31, 2004	50	460,067	1,000	137,826	138,826

Net income (loss)	—	—	—	(173,477)	(173,477)
Distributions	—	—	—	—	—

Balance, March 31, 2005	50	460,067	$1,000	$(35,651)	$(34,651)

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund II
Statements of Cash Flows

	Period ended	Year ended
	March 31,	December 31,
	2005	2004

Cash flows from operating activities
Net (loss)	$(173,477)	$(541,798)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation and amortization	110,767	(769,917)

Loss on sale of computer equipment	5,618	53,725
Other noncash activities included in determination of net (loss)	(5,951)	(574,117)
Changes in assets and liabilities
Lease income receivable	1,173	(4,928)
Minimum lease receivables	1,155	4,620
Accounts receivable, affiliated limited partnerships	10,184	(8,904)
Deposits	—	(25)
Prepaid fees	—	3,200
Accounts payable	(11,984)	(2,091)
Accounts payable, General Partner	27,853	166,777
Accounts payable, Commonwealth Capital Corp.	30,822	42,499
Other accrued expenses	—	(5,938)
Unearned lease income	(1,581)	(5,464)

Net cash (used in) operating activities	(5,421)	(102,527)

Commonwealth Income & Growth Fund II
Statements of Cash Flows

	Period ended	Year ended
	March 31,	December 31,
	2005	2004

Cash flows from investing activities
Capital expenditures	$—	$(4,049)
Net proceeds from sale of computer equipment	13,249	244,072
Equipment acquisition fees paid to the General Partner	—	(846)

Net cash provided by investing activities	13,249	239,177

Cash flows from financing activities
Distributions to partners	—	(403,819)
Accounts receivable — Commonwealth Capital Corp.	3,317	230,667
Debt placement fee paid to the General Partner	—	(171)

Net cash provided by (used in) financing activities	3,317	(173,323)

Net increase (decrease) in cash and cash equivalents	11,145	(36,673)

Cash and cash equivalents at beginning of year	1,085	37,758

Cash and cash equivalents at end of period	$12,230	$1,085

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

1. Business	Commonwealth Income & Growth Fund II (the “Partnership”) was a limited partnership organized in the Commonwealth of Pennsylvania to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which was leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”). The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2006, 2005, and 2004, annual cash distributions to limited partners were made at rate of 0.26%, 1.7%, and 4.3%, respectively, of their original contributed capital. Distributions during 2006, 2005, and 2004 reflect an annual return of capital in the amount of approximately $0.05, $0.35, and $0.87, respectively, per weighted average number of limited partnership units outstanding during the year.

2. Liquidation	The Board of CCC resolved on November 30, 2006 to fully liquidate the fund by December 31, 2006. The Partnership began disposing of its Equipment in April 2005. Leases in place April 2005 were allowed to run through maturity and expire. At December 31, 2006, fourteen leases were transferred to CCC. These fourteen leases had a net book value at the time of sale of $5,000. The Partnership was no longer conducting business at December 31, 2006 and a final distribution in the amount of $10,000 was made on December 29, 2006.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

3. Summary of Significant Accounting Policies	Revenue Recognition

Through December 31, 2006 the Partnership’s leasing operations consisted substantially of operating leases and seven direct-financing leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement. Unearned revenue from direct financing agreements is amortized to revenue over the lease term.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2006, the Partnership determined that no impairment existed.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

In 2005 and 2004, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $9,000, and $40,000, in the fourth quarter of 2005 and 2004, respectively to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

Commonwealth Income & Growth Fund II
Notes to Financial Statements

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

Commonwealth Income & Growth Fund II
Notes to Financial Statements

Forgiveness of Related Party Payables

In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner’s capital transactions.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. The SEC staff believes that both a balance sheet and an income statement approach should be employed by the registrant to quantify errors and evaluate if either approach results in quantifying a material misstatement. The effective date for SAB 108 is the first annual period ending after November 15, 2006. This bulletin was implemented by the Partnership for the year ended December 31, 2006 and did not have an impact on the financial statements.

4. Net Investment in Direct Financing	The following lists the components of the net investment in direct financing leases as of December 31, 2006 and 2005:
Leases

December 31,	2006	2005

Minimum lease payments receivable	$—	$32,808
Less: Unearned Revenue	—	15,877

Net investment in direct financing leases	$—	$16,931

Commonwealth Income & Growth Fund II
Notes to Financial Statements

5.	Computer Equipment	The Partnership was the lessor of equipment under operating and capital leases with periods ranging from 24 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership participates in leases that are shared with other affiliated Partnerships. The Partnership’s share of the computer equipment in which they participate at December 31, 2005 was approximately $840,000, which was included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2005 was approximately $1,536,000. There was no outstanding debt associated with this equipment at December 31, 2005

6.	Significant	Lessees exceeding 10% of lease income for the years ended:
Customers

Lessee	2006	2005	2004

Lessee A	—	—	41%
Lessee B	—	—	19%
Lessee C	45%	36%	11%
Lessee D	36%	20%	—
Lessee E	17%	—	—

Total % of Lease Income	98%	56%	71%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2006	2005

Lessee A	—	88%
Total % of Accounts Receivable	—	88%

Commonwealth Income & Growth Fund II
Notes to Financial Statements

7.	Related Party Transactions	Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2006, 2005 and 2004, the Partnership recorded $25,000, $105,000, and $331,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. No equipment acquisition fees were paid to the General Partner in 2006 and 2005. During 2004, equipment acquisition fees of approximately $1,000 were paid to the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. There were no debt placement fees paid to the General Partner in 2006, 2005 and 2004.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2006, 2005 and 2004, equipment management fees of approximately $1,600, $3,800, and $36,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Release Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Release”), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2006, 2005 and 2004.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2006, 2005 and 2004.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

8.	Notes Payable	Notes payable consisted of the following:

December 31,	2006	2005

Installment notes payable to banks; interest ranging from 5.95% to 6.50%, was due in monthly installments ranging from $507 to $1,892, including interest, with final payments due June 2006.	—	32,339

	$—	$32,339

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

9.	Supplemental Cash Flow	Other noncash activities included in the determination of net loss are as follows:
Information

	Period ended	Year ended
	March 31,	December 31,
	2005	2004

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$5,951	$574,117

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

10.	Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

Year ended December 31,	2006	2005	2004

Net (loss) for financial reporting purposes	$(1,760)	$(394,088)	$(541,798)
Adjustments Depreciation	(127,406)	(22,507)	195,721
Amortization	315	1,997	34,496
Unearned lease income	(1,033)	(547)	(5,464)
Loss on sale of computer equipment	(21,832)	(207,516)	(227,770)
Other	(12,719)	10,085	(78,311)

Taxable loss on the Federal Partnership Return	$(164,435)	$(612,576)	$(623,126)

The “Adjustments – Other” includes financial statement adjustments reflected in the tax return in the subsequent year.
Adjustment for gain (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

11.	Quarterly Results of Operation (Unaudited)	Summarized quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

	Quarter ended
	March 31*	June 30*	September 30*	December 31*

2006

Revenues
Lease and other	$11,837	$11,605	$8,782	$1,370
Gain (loss) on sale of computer equipment	5,882	286	7,566	—

Total revenues	17,719	11,891	16,348	1,370

Total costs and expenses	19,440	14,112	8,632	6,904

Net income (loss)	$(1,721)	$(2,221)	$7,716	$(5,534)

*	Liquidation basis effective April 1, 2005.

Commonwealth Income & Growth Fund II
Notes to Financial Statements

	Quarter ended
	March 31	June 30*	September 30*	December 31*

2005

Revenues
Lease and other	$28,792	$20,985	$11,948	$11,978
(Loss) gain on sale of computer equipment	(5,618)	31,772	(521)	6,389

Total revenues	23,174	52,757	11,427	18,367

Total costs and expenses	196,651	145,750	117,981	39,432

Net income (loss)	$(173,477)	$(92,993)	$(106,554)	$(21,065)

Income (loss) per limited partner unit	$(0.38)	—	—	—

Total costs and expenses includes an impairment adjustment of approximately $9,000 that was recorded in the fourth quarter of 2005.

*	Liquidation basis effective April 1, 2005.